Form 10-K
period 1993-11-30
LENNAR CORP
filed 1994-02-25
CIK 58696

UNITED  STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 1993

Commission file number 1-6643


                             LENNAR CORPORATION
          (Exact name of registrant as specified in its charter)


            Delaware                                        59-1281887
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

700 Northwest 107th Avenue, Miami, Florida                    33172
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (305) 559-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
Title of each class                                   on which registered
- -------------------                                 -----------------------
Common Stock, par value $.10                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.            YES X       NO

As of February 7, 1994, registrant had outstanding 17,178,944 shares of common stock and 6,657,754 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding 16,897,802 shares of common stock and 26,334 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $556,380,971, were held by non-affiliates of the registrant.

Documents incorporated by reference:

  Related
  Section                                        Documents
- ---------------------------------------------------------------------------
  III Definitive Proxy Statement to be filed pursuant to Regulation 14 A on or before March 30, 1994.



                                 PART  I

Item 1.         Business

        (a)     General Development of Business.

                Lennar Corporation (together with its subsidiaries, the "Company") is a full service real estate company. It is primarily engaged in homebuilding, in the development and management of commercial and residential income-producing properties and other real estate related assets and in real estate related financial services.


                In 1992, the Company, through its Investment Division (formerly referred to as the Asset Management Division) began acquiring portfolios of commercial real estate assets, including real estate related loans, which it believed it could liquidate at a profit. During 1992, Lennar Florida Partners, a partnership between a subsidiary of the Company and the Morgan Stanley Real Estate Fund was formed to acquire and manage a portfolio of assets which it purchased from the Resolution Trust Corporation. During 1993, the Company acquired an interest in LW Real Estate Investments L.P., a partnership between Westinghouse Electric Corporation and an affiliate of Lehman Brothers. This partnership also selected the Company to manage its portfolio of commercial real estate assets. The Company shares in the profits and losses of these partnerships and also receives fees for the management and disposition of the partnerships' assets. The Company has also invested in smaller portfolios of real estate assets for its own account. The Company believes that there will continue to be opportunities to acquire, restructure and manage these types of portfolios on its own and in partnerships.

                Also, during 1993, the Company expanded its Homebuilding Division by entering the Houston, Texas and the Port St. Lucie, Florida markets.


        (b)     Financial Information about Industry Segments.

                The Company operates principally in two industry segments. The first of these is reported in the Company's financial statements as the "real estate" segment and includes the activities of the Company's Homebuilding and Investment Divisions, as well as the support staff functions of the parent company (Lennar Corporation). The second industry segment is reported as "financial services" and includes certain activities of Lennar Financial Services ("LFS"), but excludes its limited-purpose finance subsidiaries. The financial information related to these industry segments is contained in the financial statements included in this Report.

        (c)     Narrative Description of Business.

                              HOMEBUILDING

                The Company and its predecessor have been building homes since 1954. The Company believes that, since its acquisition of Development Corporation of America in 1986, it has each year delivered more homes in Florida than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in the Dallas/Fort Worth area of Texas and in 1993 it began building homes in Houston, Texas and Port St. Lucie, Florida. The Company has constructed and sold over 100,000 homes to date.

                The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona and Texas, they are conducted through Lennar Homes of Arizona, Inc. and Lennar Homes of Texas, Inc., respectively.

                The Company is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation of land, improvement of undeveloped and partially developed acreage, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

                The Company sells single-family attached and detached homes and condominiums in buildings generally one to five stories in height. Homes sold by the Company are primarily in the moderate price range for the areas in which they are located. They are targeted primarily at first time homebuyers, first time move-up homebuyers and, in some communities, retirees. The average sales price of a Lennar home was $111,100 in fiscal 1993.

                Current Homebuilding Activities

                The table on the following page summarizes information about the Company's recent homebuilding activities:



                                                                LENNAR CORPORATION AND CONSOLIDATED
SUBSIDIARIES
                                                                             Real Estate Activities

                                                                                November 30, 1993


                                     Homes Delivered                                                          Estimated Number
                                     in Years Ended     Homes Completed or Under Construction                of Homes that Could
                                       November 30,     -------------------------------------   Sold Homes     be Constructed on
                                -----------------------                  Available for          not yet       Land Currently
                                1993      1992     1991        Sold (1)     Sale                Started (1)    Owned (2) (3) (4)
                                -----     ----     ----        --------     ----                -----------   -------------------
Region and Type of Products
- ---------------------------
Southeast Florida (Miami,
 Fort  Lauderdale and
 Palm Beach areas)

   Single-Family Detached       1,162      773      522           625        202                  184              9,920
   Single-Family Attached         472      206      293            40         49                   15                220
   Multifamily                    623      355      444           272        123                   96              4,110

Other Florida (Central and
 Gulf Coast regions)

   Single-Family Detached         983      747      492           201         85                   65             11,980
   Single-Family Attached         324      111       99           132         86                   31                410
   Multifamily                    149       89       69            15         36                    2              1,760

Southwest (Arizona and Texas)

   Single-Family Detached         900      665      418           288        234                  125              4,390
   Single-Family Attached          11       --       --            13         28                    1                120
   Multifamily                     --       11       16            --         --                   --                150
                               -------   ------  -------       -------    -------              -------           --------
                Totals          4,624    2,957    2,353         1,586        843                  519             33,060
                               =======   ======  =======       =======    =======              =======           ========

Joint Ventures (Florida)           10       82      127            --         --                   --                 --
                               =======   ======  =======       =======    =======              =======           ========



Notes:
 (1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.
 (2) Based on current management estimates, which are subject to change.
 (3) The Company owns additional property which it may in the future decide to develop or sell.
 (4) As of November 30, 1993, the Company had contracts or options to purchase approximately 8,800 additional homesites.









                Property Acquisition

                The Company continuously considers the purchase of, and from time to time acquires, land for its development and sales programs. It generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages or is mortgaged to secure $50 million of term loans, most of the Company's land (including most of the land on which it currently is building or expects to build during the next year) is not subject to mortgages. The Company believes its land inventory gives it a competitive advantage, particularly in Florida.

                Construction and Development

                The Company supervises and controls the development and building of its own residential communities. It employs subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements between the Company and the subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. The Company does not own heavy construction equipment and generally has only a small labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work.

                The Company generally finances construction with its own funds or borrowings under its unsecured working capital lines, not with secured construction loans.

                Marketing

                The Company always has an inventory of homes under construction. A majority of these homes are sold (i.e., the Company has received executed sales contracts and deposits) before the Company starts construction.

                Subsidiaries of the Company employ salespersons who are paid salaries, commissions or both to make onsite sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its residential communities through local media and sells primarily from models that it has designed and constructed. In addition, the Company advertises its retirement communities in areas in which potential retirees live.

                Mortgage Financing

                The Company's financial services subsidiaries make conventional, FHA-insured and VA-guaranteed mortgage loans available to qualified purchasers of the Company's homes. Because of the availability of mortgage loans from the Company's financial services subsidiaries, as well as independent mortgage lenders, the Company believes access to financing has not been, and is not, a significant problem for most purchasers of the Company's homes.

                Competition

                The housing industry is highly competitive. In its activities, the Company competes with other developers and builders in and near the areas where the Company's communities are located, including a number of homebuilders with nationwide operations. The Company has for the past twenty years been one of the largest homebuilders in South Florida and for the past several years has delivered more homes in the State of Florida than any other homebuilder. Further, the Company is a leading homebuilder in Arizona and is establishing a market position in Dallas and Houston, Texas. Nonetheless, the Company is subject to intense competition from a large number of homebuilders in all of its market areas.

                            INVESTMENT DIVISION

                The Company has been engaged for more than 20 years in developing and managing commercial and residential income-producing properties. The Company has also, on a number of occasions, developed properties under arrangements with financial institutions which had acquired the properties through foreclosures or similar means. This Division also leases land to businesses which construct their own facilities.

                Currently, through its Investment Division, the Company owns and manages more than 2,800 rental apartment units (which are approximately 94% occupied) and approximately 1,400,000 square feet of low rise office buildings, warehouses and neighborhood retail centers (which are approximately 85% occupied), as well as a 297 room hotel, a mobile home park, and golf and other recreational facilities in various communities.

                In 1992, the Investment Division began acquiring, on its own and through partnerships, pools of real estate assets which it believes it can liquidate at a profit and from which it can generate rental, interest and other income during the liquidation process which is anticipated to last several years. Its first transaction of this type was the acquisition by a partnership between a subsidiary of the Company and The Morgan Stanley Real Estate Fund, L.P. from the Resolution Trust Corporation, of a portfolio consisting of more than 1,000 mortgage loans and 65 properties, many of which had been acquired through foreclosure of mortgage loans or by similar means. In addition to the Company's participating in the purchase, the Investment Division is overseeing the partnership's management of this portfolio. In July 1993, Lennar invested $29 million to acquire a 9.9% equity interest in LW Real Estate Investments L.P., a partnership between Westinghouse Electric Corporation and an affiliate of Lehman Brothers. The partnership selected the Company to manage its portfolio of commercial real estate assets. The management agreement provides for reimbursement to the Company for the direct costs of management and for the payment of fees tied directly to the cash flow performance of the partnership. Additionally, in 1993, the Company purchased a pool of 10 assets from the Resolution Trust Corporation which consisted of commercial properties, performing loans and non performing loans which were collateralized by income-producing properties.

                During 1993, the Company purchased the former partners' interest in three of its joint ventures which were formed to develop and build homes, or to develop land or other properties for investment or sale to other builders or developers. The activities related to these former joint ventures have been consolidated into the accounts of the Company as of the respective dates of acquisition.

                              FINANCIAL SERVICES

                The Company's financial services subsidiaries originate mortgage loans, service mortgage loans which they and other lenders originate, purchase and re-sell mortgage loan pools, arrange title insurance and provide closing services for homebuyers.

                Mortgage Origination

                Through three of the financial services subsidiaries, Universal American Mortgage Company, AmeriStar Financial Services, Inc. and Lennar Funding Corporation, the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans from twenty-one offices located in Florida, California, Arizona, Texas, North Carolina, Illinois and Oregon. The Company entered the mortgage banking business in 1981 primarily to provide financing to Lennar homebuyers. In 1993, loans to buyers of the Company's homes represented approximately 10% of the Company's $1.3 billion of loan originations.

                The Company sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, but usually retains the servicing rights. One of the principal reasons for originating loans is to increase the mortgage servicing portfolio. Until new loan originations can be pooled for sale, they are financed with borrowings under the financial services subsidiaries' $200 million lines of credit (secured by the loans and by certain servicing rights) or from the parent if that will reduce consolidated borrowing costs. In most instances, the Company hedges against any exposure to interest rate fluctuations.

                Mortgage Servicing

                The Company obtains significant revenues from servicing loans originated by its financial services subsidiaries before and after the loans are sold in the secondary market. In addition, the Company from time to time purchases servicing rights from others (it is approved as a servicer by the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors). Additionally, the Company sometimes purchases and sells mortgage loan pools and retains servicing rights. At November 30, 1993, it had a servicing portfolio of approximately 47,000 loans with an unpaid principal balance of approximately $3.4 billion.

                Revenues from servicing mortgage loans include servicing fees, late charges and other ancillary fees and all, or in some states part, of the interest on sums held in escrow for tax, insurance and other payments. However, proposed Federal legislation, if enacted, would establish uniform regulations regarding payment of interest on escrow accounts and otherwise regulate escrow accounts in ways which would reduce the benefit a mortgage servicer derives from those accounts.


                Purchase and Sale of Loan Pools

                The Company, from time to time, purchases pools of mortgage loans originated by financial institutions and then re-sells the loans in the secondary market. The benefits to the Company from these transactions include gains from the sales of the loans and retention of the right to service the loans after they are sold in the secondary market.

                Insurance and Closing Services

                The Company arranges title insurance for and provides closing services to customers of the Company and others from offices in Florida.

                            OTHER ACTIVITIES

                The limited-purpose finance subsidiaries of LFS have placed mortgages and other receivables as collateral for various long-term
financings.   These  subsidiaries pay the debt service on the long-term
borrowings primarily from the cash flows generated by the related pledged
collateral.   The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules.

                              REGULATION

                Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws in Florida and other states requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. The State of Florida has also adopted a law which requires that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of this law are currently being implemented and administered by individual counties and municipalities throughout the state and may result in additional fees and assessments or building moratoriums. It is difficult at this time to predict the impact of this law on future operations, or what changes may take place in the law in the future. However, the Company believes that most of its Florida land presently meets the criteria under the law, and it has the financial resources to provide for development of the balance of its land in compliance with the law.

                As a result of Hurricane Andrew, there have been changes to various building codes within Florida. These changes have resulted in higher construction costs. To date, these additional costs have been recoverable through increased selling prices without any apparent significant adverse effect on sales volume.

                Virtually all areas of the United States have adopted regulations intended to assure that construction and other activities will not have an adverse effect on local ecology and other environmental conditions. These regulations have had an effect on the manner in which the Company has developed certain properties and may have a continuing influence on the Company's development activities in the future.

                In order to make it possible for purchasers of some of the Company's homes to obtain FHA-insured or VA-guaranteed mortgages, the Company must construct those homes in compliance with regulations promulgated by those agencies.

                The Company has registered condominium communities with the appropriate authorities in Florida. It has registered some of its Florida communities with authorities in New Jersey and New York. Sales in other states would require compliance with laws in those states regarding sales of condominium homes.

                Both the Company's title insurance agency and general insurance agency subsidiaries must comply with the applicable insurance laws and regulations.

                              EMPLOYEES

                At November 30, 1993, the Company employed 1,660 individuals, of whom 457 were management, supervisory and other professional personnel, 181 were construction supervisory personnel, 238 were real estate salespersons, 136 were hospitality personnel and 648 were professional support personnel, accounting, office clericals and skilled workers.


                Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

Item 2.         Properties.

                For information about properties owned by the Company for use in its residential and commercial activities, see Item 1.

                The Company maintains its executive offices, financial services subsidiary headquarters, Investment Division headquarters, Dade County homebuilding division offices and Dade County mortgage and title company branch offices at 700 and 730 Northwest 107th Avenue, Miami, Florida in office buildings built and owned by the Company. These offices occupy approximately 58,000 square feet. Other regional offices or financial services branch offices are located either in Company-owned communities or retail centers, or in leased office facilities.

Item 3.         Legal Proceedings.

                The Company is a defendant in various lawsuits brought by condominium and homeowner associations in communities constructed by the Company. Although the specific allegations in the lawsuits differ, in general, each of the lawsuits asserts that the Company failed to construct the community involved in accordance with plans and specifications and applicable construction codes, and each of them seeks reimbursement for sums the plaintiff association claims it will have to spend to remedy the alleged construction deficiencies. Associations in other communities have threatened similar suits. The Company views suits of this type as a normal incident to the business of building homes. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

                During 1993, the Company settled two lawsuits and a number of claims in which owners of approximately 550 homes built by the Company sought damages as a result of Hurricane Andrew. There still remain approximately 125 additional homeowners who have asserted claims. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Four insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. There are two pending lawsuits in which homeowners or homeowners' insurers seek relatively minor damages. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all, aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material to the results of operations or financial position of the Company.


Item 4.         Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1993.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                The following people were the executive officers of Lennar Corporation on February 7, 1994:


         Name/Position                Age        Year of Election
         -------------                ---        ----------------
Leonard Miller,
  Chairman of the Board and
  President                           61              1969
Robert B. Cole,
  Secretary                           83              1969
Irving Bolotin,
  Senior Vice President               61              1969
Allan J. Pekor,
  Financial Vice President            57              1979
Sherman J. Kronick,
  Vice President                      67              1979
Marshall H. Ames,
  Vice President                      50              1982
Stuart A. Miller,
  Vice President                      36              1985
Jeffrey P. Krasnoff,
  Vice President                      38              1986
M. Eugene Saleda,
  Treasurer                           58              1977
James T. Timmons,
  Controller                          28              1993
Steven J. Saiontz,
  President, Lennar Financial
  Services, Inc.                      35              1987

                Mr. Leonard Miller has been the Chief Executive Officer and a director of the Company since it was founded.

                Mr. Cole was, until December, 1983, a member of Mershon, Sawyer, Johnston, Dunwody & Cole, a firm of attorneys in Miami, Florida. Since then he has been of counsel to that firm and has been a consultant to the Company on business and legal affairs, as well as Chairman of the Company's Executive Committee and the Company's Secretary and General Counsel.

                Messrs. Bolotin, Pekor, Kronick, Ames, Krasnoff and Saleda have each held substantially their present positions with the Company for more than five years.

                Mr. Stuart Miller (who is the son of Leonard Miller) has held various executive positions with the Company for more than five years.

                Mr. Timmons has been employed by the Company since 1992. Prior to joining Lennar Corporation Mr. Timmons was employed as a Financial Auditor with Burger King Corporation and KPMG Peat Marwick.

                Mr. Saiontz (who is the son-in-law of Leonard Miller) has held substantially the same position with the Company for more than five years.





                                PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

                The Company's common stock is traded on the New York Stock Exchange under the symbol LEN. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the New York Stock Exchange Composite Tape and per share cash dividends paid by the Company.

                       High/Low                      Common Stock              Class B Common
Fiscal                  Price                         Dividends               Stock Dividends
Quarter        1993                 1992           1993       1992           1993          1992
- -------        ----                 ----           ----       ----           ----          ----
First      $33 1/4 - 26       $26 7/8 - 14 1/4     $.03       $.03           $.025         $.025
Second      34 1/2 - 27        29 3/4 - 19 1/8      .03        .03            .025          .025
Third       33 7/8 - 27 1/8    31 1/8 - 20 1/2      .03        .03            .025          .025
Fourth      36     - 28 3/4    28 5/8 - 20 3/8      .03        .03            .025          .025

                As of November 30, 1993, there were approximately 800 holders of record of the Company's common stock.


<CAPTON>
Item 6.         Selected Financial Data
- --------------------------------------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
Years Ended November 30                                1993           1992           1991           1990           1989
(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
   Revenues from sales of homes                    $   513,503        300,789        219,075        260,503        349,257
   Average price of homes delivered                $     111.1          101.7           93.1           91.7           86.6
   Gross profit - home sales                       $    63,346         36,353         22,340         20,204         41,395
   Total real estate revenues                      $   593,349        351,541        261,985        300,090        393,909
   General and administrative expenses as a
      percentage of real estate revenues                   4.7%           5.8%           6.6%           6.8%           5.6%
   Total revenues                                  $   666,908        429,428        325,743        350,870        440,316
   Earnings (loss) before income taxes:
      Real estate operations                       $    69,190         31,497         19,455         16,188         39,081
      Financial services operations                $    12,860         14,017         13,219          4,816          3,009
      Limited-purpose finance subsidiaries         $         4          (151)            369              9            474
         Total                                     $    82,054         45,363         33,043         21,013         42,564
   Net earnings                                    $    52,511         29,146         21,148         13,658         28,093
   Net earnings per share                          $      2.27           1.42           1.05            .68           1.40
   Cash dividends per share:
      Common stock                                 $       .12            .12            .12            .12            .12
      Class B common stock                         $       .10            .10            .10            .10            .10

FINANCIAL POSITION:
   Total assets - real estate operations           $   783,256        558,319        464,822        468,768        497,860
   Total assets - consolidated                     $ 1,195,490        980,261        862,273        835,212        868,168
   Total debt - real estate operations             $   242,193        177,652        129,880        133,873        155,393
   Total debt - consolidated                       $   531,115        496,205        426,150        414,828        454,039
   Real estate operations - debt-to-equity ratio         51.8%          55.6%          44.6%          49.6%          60.0%
   Stockholders' equity                            $   467,473        319,330        291,237        269,705        259,079
   Shares outstanding (000's)                           23,811         20,293         20,208         19,930         20,048
   Stockholders' equity per share                  $     19.63          15.74          14.41          13.53          12.92

DELIVERY AND BACKLOG INFORMATION:
   Number of homes delivered
      Florida                                            3,723          2,363          2,046          2,643          4,007
      Arizona                                              607            536            433            358            240
      Texas                                                304            140              1             10             12
         Total                                           4,634          3,039          2,480          3,011          4,259
   Backlog of home sales contracts                       2,105          1,788          1,039            815          1,423
   Dollar value of backlog                         $   264,342        190,722        106,488         80,426        134,314



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                             OVERVIEW

                Lennar's earnings increased in 1993 to $52.5 million ($2.27 per share) from 1992 earnings of $29.1 million ($1.42 per share) on total revenues in 1993 of $666.9 million compared to $429.4 million of revenues in 1992. Fiscal 1992 earnings had increased from 1991 earnings of $21.1 million ($1.05 per share), and revenues in 1992 had increased from 1991 revenues of $325.7 million.

                       REAL ESTATE OPERATIONS

                Homebuilding

                The Homebuilding Division constructs and sells single family attached and detached and multi-family homes. These activities accounted for 87%, 86% and 84% of total real estate operations revenues for the fiscal years ended November 30, 1993, 1992 and 1991, respectively.

                Revenues from the sale of homes increased 71% in 1993 and 37% in 1992, due primarily to the number of homes delivered (4,634, 3,039 and 2,480 in 1993, 1992 and 1991, respectively). Additionally, the average price of a home delivered in 1993 increased 9% to $111,100 from $101,700 in 1992, having increased 9% during 1992 from $93,100 in 1991. The higher average sales prices were due to price increases for existing products, as well as a proportionately greater number of sales of higher-priced homes.

                In fiscal 1993, new sales orders increased by 31% when compared to 1992, which had increased by 40% over 1991. The 1993 increase resulted in an increase of 18% in the Company's backlog of home sales contracts to 2,105 at November 30, 1993, as compared to a backlog of 1,788 contracts a year earlier. The dollar value of contracts in backlog increased 39% to $264.3 million at November 30, 1993 from $190.7 million a year earlier.

                Gross profits from the sales of homes, as a percentage of total homebuilding revenues, averaged 12.3% in 1993, 12.1% in 1992 and 10.2% in 1991. The increases in the gross profit percentages were mainly attributable to the higher volume of homes delivered in both years as construction and selling overhead were absorbed by a greater number of home deliveries. Start-up costs, construction overhead and selling costs are expensed as incurred and included in cost of homes sold. The increase in 1993 gross profits was achieved despite start-up costs in the Company's new homebuilding operations in Houston, Texas and Port St. Lucie, Florida and increases in lumber prices on homes which were under contract for sale at the time of the price increases. Gross profit percentages are not significantly different for the various types of homes which the Company builds.

                During 1993, 1992 and 1991, interest costs of $19.7 million, $16.8 million and $14.2 million, respectively, were incurred, and $17.1 million, $15.0 million and $14.2 million, respectively, were capitalized by the Company's real estate operations. Previously capitalized interest charged to cost of sales was $13.1 million in 1993, $9.5 million in 1992 and $9.3 million in 1991.

                Interest amounts incurred in 1993 were higher than those incurred in 1992 and 1991 due to higher debt levels in both the real estate and financial services operations. The higher debt at November 30, 1993 is a reflection of the expansion of both the real estate and financial services operations along with the assumption of debt related to the Company's acquisition of partners' interests in various joint ventures. The higher amount of interest charged to cost of sales in 1993, when compared to 1992 and 1991, is a result of the higher volume of homes delivered. This increase was partially offset by lower interest rates and the increase in land and construction inventories as the Company's business volume increased. The amount of interest capitalized by the Company's real estate operations in any one year is a function of the assets under development, outstanding debt levels and interest rates.

                In August 1992, Hurricane Andrew, which had winds believed to be substantially in excess of those contemplated by the South Florida Building Code, severely damaged a wide range of homes, commercial structures and schools, and substantially destroyed a United States Air Force base in south Dade County, Florida. Damage was incurred at several communities which were in the process of being built by the Company and at several of the Company's commercial properties. In the third quarter of fiscal 1992, the Company made an unusual charge against pre-tax earnings of $7.6 million ($4.9 million after taxes or $.24 per share) to provide for the damage to Company properties and other associated costs, net of insurance recoveries, due to the storm.

                During 1993, the Company was involved in the repairing or rebuilding of homes in south Dade County communities that were damaged by Hurricane Andrew. Revenues and costs related to this activity are included in other sales and revenues and cost of other sales and revenues. These activities did not have a significant impact on the Company's net earnings during 1993 and were substantially completed by November 30, 1993.

                Investment

                The Investment Division (formerly referred to as Asset Management), is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential rental properties and land. During 1992 and 1993, the Company became a participant in two partnerships which manage portfolios of mortgage loans, real properties and business loans. The Company shares in the profits or losses of the partnerships and also receives fees for the management and disposition of the partnerships' assets. These partnerships are capitalized primarily by long-term debt of which none is guaranteed by the Company.

                Other sales and revenues which include, for the most part, the activities of the Investment Division increased in 1993 to $79.8 million from $50.8 million in 1992. The higher revenues were partially the result of additional management fees and earnings from the Company's two Investment Division partnerships. Additionally, rental income on operating properties owned directly by the Company increased during 1993 due to the addition of operating properties, increased occupancy rates and rent increases. As previously discussed, 1993 amounts also include revenues from the repair or rebuilding of homes damaged by Hurricane Andrew in the amount of $13.7 million. Other sales and revenues increased from $42.9 million in 1991 to $50.8 million in 1992 primarily as a result of increases in rental income, revenues from the Company's hotel operation and management fees.

                Gross profits from other sales and revenues increased to $33.9 million in 1993 from $23.2 million in 1992 and $14.4 million in 1991. These increases were due primarily to increases in earnings and management fees from the Company's partnerships as well as increases in rental income. These increases were partially offset by lower sales of real estate in 1993 when compared to the prior two periods.

                General and administrative expenses increased during 1993 to $28.1 million from $20.4 million in 1992. In 1991, these expenses totaled $17.3 million. The increase in general and administrative expenses in 1993, as compared to 1992, was due primarily to increases in personnel and other costs resulting from the expansion of the Company's operations. However, as a percentage of real estate revenues, these expenses decreased in 1993 to 4.7%, compared to 5.8% in 1992 and 6.6% in 1991.

                        FINANCIAL SERVICES

                Financial services activities are conducted primarily through five subsidiaries of Lennar Financial Services, Inc. ("LFS"). LFS subsidiaries perform mortgage servicing activities, and arrange mortgage financing, title insurance and closing services for a wide variety of borrowers and homebuyers.

                Financial services' earnings before income taxes decreased to $12.9 million in 1993, from $14.0 million and $13.2 million in 1992 and 1991, respectively. The decrease in 1993 earnings was the result of fewer sales of packages of home mortgage loans. Gains recorded on these dispositions contributed $0.7 million, $2.0 million, and $4.1 million to earnings in 1993, 1992 and 1991, respectively. Also contributing to the decrease in earnings in financial services were lower earnings from servicing and origination activities. Earnings from these activities have decreased due to higher costs associated with the expansion of loan origination activities and increased mortgage payoffs. The aforementioned decreases in earnings were partially offset by increases in interest income and gains on bulk sales of mortgage loan servicing rights which contributed $3.3 million to earnings in 1993. There were no bulk sales of mortgage servicing rights in 1992 or 1991.

                           INCOME TAXES

                The provision for income taxes was 36.0% of pre-tax income in 1993, 35.7% in 1992 and 36.0% in 1991. The 1993 provision was higher than that of 1992 due to the increase in the federal tax rate from 34% to 35% during the Company's fiscal year. This increase was partially offset by additional differences between book and tax basis deductions during 1993. Fiscal 1991 had fewer book and tax basis deductions when compared to the other two periods.

                    IMPACT OF ECONOMIC CONDITIONS

                Real estate development during 1993, both nationally and in Florida, continued to be affected by the reduced number of thrift institutions and more restrictive credit criteria of commercial banks. The Company does not, however, borrow from thrift institutions to finance any of its activities. Instead, the Company finances its land acquisition and development activities, construction activities, mortgage banking activities and general operating needs primarily from its own base of $467.5 million of equity at November 30, 1993, as well as from commercial bank borrowings.
The Company has maintained excellent relationships with the commercial banks participating in its financing arrangements, and has no reason to believe that such relationships will not continue in the future. The availability of financing based on corporate banking relationships may provide a competitive advantage to the Company. The Company anticipates that there will be adequate mortgage financing available for the purchasers of its homes during 1994 through the Company's own financial services subsidiaries as well as external sources.

                Low interest rates during 1993 increased demand for the Company's homes. In addition, the Company's financial services subsidiaries originated a larger volume of new mortgage loans and benefited from reduced borrowing costs. The Company's mortgage servicing operations were adversely affected by lower interest rates as an increased number of borrowers prepaid their mortgage loan. The prepayment of a loan results in the termination of the future stream of servicing revenue from such loans and reduces the value of the Company's servicing portfolio. The Company expects the refinancing trend to slow during 1994 and believes that the lower interest rate loans originated during 1993 will be less susceptible to refinancing and will therefore increase the stability and value of its servicing portfolio.

                Total revenues and earnings in 1994 will be affected by both the new sales order rate during the year and the backlog of home sales contracts at the beginning of the year. The Company is entering fiscal 1994 with a backlog of $264.3 million, which is 39% higher than at the beginning of the prior fiscal year. Revenues and earnings will also be positively affected by the increased activities of the Company's Investment Division partnerships as 1994 will be the first year in which both partnerships will contribute a full fiscal year of earnings.

                Inflation can have a long-term impact on the Company because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. In general, in recent years the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on the Company.

                       GOVERNMENT REGULATIONS

                Governmental bodies in the areas where the Company conducts its business have at times imposed laws and other regulations that affect the development of real estate. These laws and regulations are often subject to change. The State of Florida has adopted a law which requires that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. This law is being administered by individual counties and municipalities throughout the State and may result in additional fees and assessments, or building moratoriums. It is difficult to predict the impact of this law on future operations, or what changes may take place in the law in the future. The Company may have a competitive advantage in that it believes that most of its Florida land presently meets the criteria under the law, and it has the financial resources to provide for development of the balance of its land in compliance with the law.

                As a result of Hurricane Andrew, there have been changes to the various building codes within Florida. These changes have resulted in higher construction costs. The Company believes these additional costs have been recoverable through increased selling prices without any significant, adverse effect on sales volume.



FINANCIAL CONDITION AND CAPITAL RESOURCES

                Lennar meets its short-term financing needs for its real estate activities with cash generated from operations and funds available under its unsecured revolving credit agreement. During 1993, the Company entered into a new $175 million unsecured revolving credit agreement with nine banks. The agreement currently extends until July 29, 1996, however, on each annual anniversary date of the agreement each bank has the option to participate in a one year extension. On December 3, 1993, this agreement was expanded to $190 million by admitting an additional bank. At November 30, 1993, there was $129.7 million outstanding under this agreement as compared to $44.9 million outstanding under a similar agreement as of the same date in the prior year.

                During 1993, a net of $68.5 million of cash was used in the Company's operations, compared to a net of $72.3 million used by operations in 1992. Cash of $87.4 million was used in 1993 to increase inventories through construction of homes, land purchases and land development. This compares to $54.5 million of cash used in 1992 to increase inventories. Additionally, $49.7 million in cash was used in 1993 to increase loans held for sale or disposition by the financial services subsidiaries, compared to $65.3 million used to increase the balance of these loans in 1992.
Partially offsetting these uses of cash in 1993 was $27.2 million of cash provided by an increase in accounts payable and accrued liabilities in 1993, compared to an increase of $15.3 million in 1992. This resulted from a significant increase in real estate accounts payable due to the increased volume of homebuilding activities, and a large increase in mortgage fundings payable due to a higher volume of loan originations in the last few days of the year. Net cash used in investing activities increased during 1993 to $58.3 million from $48.7 million in 1992. In 1993, investing activities included a $21.4 million use of cash for the acquisition of additional operating properties. In addition, $20.2 million of cash was used to increase investments in and advances to partnerships and joint ventures. This increase includes $28.8 million of cash used for the acquisition of a 9.9% equity interest in a new Investment Division partnership. The increase in investments in and advances to partnerships and joint ventures was partially offset by capital distributions from the Investment Division partnership entered into in 1992.

                During 1993, the Company further strengthened its financial position with a successful public offering of 3,450,000 additional shares of common stock which generated net proceeds to the Company of approximately $97 million. The proceeds were used for the expansion of the Company's operations as well as the investing activities discussed above.



                     REAL ESTATE OPERATIONS

                The Company finances its land acquisitions with its revolving lines of credit or purchase money mortgages or buys land under option agreements, which permit the Company to acquire portions of properties when it is ready to build homes on them. The financial risk of adverse market conditions associated with longer term land holdings is managed by strategic purchasing in areas that the Company has identified as desirable growth markets along with careful management of the land
development process.   The Company believes that its land inventories give
it a competitive advantage, especially in Florida, where developers face government constraints and regulations which will limit the number of available homesites in future years. Based on its current financing capabilities, the Company does not believe that its land holdings have any adverse effect on its liquidity.

                The Company has also borrowed on a secured term loan basis in order to supplement its short-term borrowings. These term loans, which are collateralized principally by certain real estate held for future use and operating properties, amounted to $50 million at November 30, 1993 and are due in 1996. Total secured borrowings, which include the term loan debt, as well as mortgage notes payable on certain operating properties and land, were $108.4 million at fiscal year-end 1993 and $132.8 million at November 30, 1992. A significant portion of inventories, land held for investment, model homes and operating properties remained unencumbered at the end of the current fiscal year. Total real estate operations borrowings increased to $242.2 million at November 30, 1993 from $177.7 million at November 30, 1992. However, due to increased equity, the real estate debt-to-equity ratio improved to 51.8% at the end of fiscal 1993, compared to 55.6% one year earlier. The increase in real estate debt is attributable to increases in construction in progress, land inventories, partnership investments, and the assumption of liabilities upon the purchase of three former real estate joint ventures.


                        FINANCIAL SERVICES

                Lennar Financial Services subsidiaries finance their mortgage loans held for sale on a short-term basis by either pledging them as collateral for borrowings under two lines of credit totaling $200 million or borrowing funds from Lennar in instances where, on a consolidated basis, the overall cost of funds is minimized. Total borrowings under the two lines of credit were $167.6 million and $144.4 million at November 30, 1993 and 1992, respectively. This increase is due mainly to the $52.7 million increase in loans held for sale or disposition described below.

                LFS subsidiaries dispose of the mortgage loans they originate or purchase and convert the majority of such mortgage loans to cash within thirty to sixty days of origination or purchase. At November 30, 1993, the balance of loans held for sale or disposition was $243.1 million, compared with $190.4 million one year earlier. The increase represents greater mortgage production by LFS' mortgage banking subsidiaries.

                 LIMITED-PURPOSE FINANCE SUBSIDIARIES

                Limited-purpose finance subsidiaries of LFS have placed mortgage loans and other receivables as collateral for various long-term financings. These subsidiaries pay the debt service on the long-term borrowings primarily from the cash flows generated by the related pledged collateral; and therefore, the related interest income and interest expense, for the most part, offset one another in each of the three years ended November 30, 1993. The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules.

                Based on the Company's current financial condition and credit relationships, Lennar believes that its operations and borrowing resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

                     NEW ACCOUNTING PRONOUNCEMENTS

                Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", becomes effective for fiscal years beginning after December 15, 1992, and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", becomes effective for fiscal years beginning after December 15, 1993. Neither SFAS No. 106 nor SFAS No. 112 will have a material impact on the Company's financial statements.

                SFAS No. 109, "Accounting for Income Taxes", must be adopted by the Company in fiscal 1994. SFAS No. 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

                Upon adoption of SFAS No. 109, the Company plans to apply the provisions of the Statement without restating prior years' financial statements. It is estimated that the adoption of SFAS No. 109 will result in a reduction of the net deferred tax liability by approximately $5.0 million and that this amount will be reported separately as the cumulative effect of a change in the method of accounting for income taxes in the consolidated statement of earnings for the year ending November 30, 1994.



KPMG PEAT MARWICK


CERTIFIED PUBLIC ACCOUNTANTS

ONE BISCAYNE TOWER   TELEPHONE 305 358-2300   TELEFAX 305 577 0544
SUITE 2900
2 SOUTH BISCAYNE BOULEVARD
MIAMI, FL 33131

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lennar Corporation:

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries as of November 30, 1993 and 1992, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the years in the three-year period ended November 30, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)2.
These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November
30, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK
January 18, 1994



CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
November 30, 1993 and 1992
- ------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                1993            1992
- ------------------------------------------------------------------------------------------------------
ASSETS
REAL ESTATE AND FINANCIAL SERVICES:
   Real estate assets:
      Cash                                                                  $    10,606          4,913
      Receivables, net                                                           53,136         27,128
      Inventories:
         Construction in progress and model homes                               175,085        108,037
         Land held for development                                              269,449        209,872
                                                                            -----------        -------
            Total inventories                                                   444,534        317,909

         Land held for investment                                                61,697         49,008
         Operating properties and equipment, net                                156,174        105,490
         Investments in and advances to partnerships and joint ventures          39,410         41,081
         Other assets                                                            17,699         12,790
   Financial services assets                                                    284,391        238,731
                                                                            -----------        -------
            Total assets - real estate and financial services                 1,067,647        797,050
                                                                            -----------        -------
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
   Collateral for bonds and notes payable                                       127,075        181,890
   Other                                                                            768          1,321
                                                                            -----------        -------
            Total assets - limited-purpose finance subsidiaries                 127,843        183,211
                                                                            -----------        -------
                                                                            $ 1,195,490        980,261
                                                                            ===========        =======

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
November 30, 1993 and 1992
- ------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)                                1993        1992
- ------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
REAL ESTATE AND FINANCIAL SERVICES:
   Real estate liabilities:
      Accounts payable and accrued liabilities                              $    79,680         60,978
      Customer deposits                                                          16,796         12,182
      Income taxes:
         Currently payable                                                        8,247          5,783
         Deferred                                                                59,638         61,934
      Mortgage notes and other debts payable                                    242,193        177,652
   Financial services liabilities                                               199,737        167,792
                                                                            -----------        -------
            Total liabilities - real estate and financial services              606,291        486,321
                                                                            -----------        -------
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
   Bonds and notes payable                                                      121,361        174,152
   Other                                                                            365            458
                                                                            -----------        -------
            Total liabilities - limited-purpose finance subsidiaries            121,726        174,610
                                                                            -----------        -------
STOCKHOLDERS' EQUITY:
   Common stock of $.10 par value per share
      Authorized 30,000,000 shares; issued and outstanding:
      1993 -  17,153,000; 1992 - 13,635,000                                       1,715          1,364
   Class B common stock of $.10 par value per share
      Authorized 15,000,000 shares; issued and outstanding:
      1993 -  6,658,000; 1992 - 6,658,000                                           666            666
   Additional paid-in capital                                                   170,023         72,123
   Retained earnings                                                            295,069        245,177
                                                                            -----------        -------
            Total stockholders' equity                                          467,473        319,330
                                                                            -----------        -------
                                                                            $ 1,195,490        980,261
                                                                            ===========        =======




CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
Years Ended November 30, 1993, 1992 and 1991
- -----------------------------------------------------------------------------------------------
(In thousands, except per share amounts)               1993              1992            1991
- -----------------------------------------------------------------------------------------------
REVENUES:
   Real estate operations:
      Sales of homes                                $ 513,503          300,789          219,075
      Other sales and revenues                         79,846           50,752           42,910
   Financial services operations                       59,204           56,723           37,688
   Limited-purpose finance subsidiaries                14,355           21,164           26,070
                                                    ---------        ---------        ---------
      Total revenues                                  666,908          429,428          325,743
                                                    ---------        ---------        ---------
COSTS AND EXPENSES:
   Real estate operations:
      Cost of homes sold                              450,157          264,436          196,735
      Cost of other sales and revenues                 45,936           27,582           28,477
      General and administrative expenses              28,066           20,426           17,318
      Unusual item - hurricane damage                    --              7,600             --
   Financial services operations                       46,344           42,706           24,469
   Limited-purpose finance subsidiaries                14,351           21,315           25,701
                                                    ---------        ---------        ---------
      Total costs and expenses                        584,854          384,065          292,700
                                                    ---------        ---------        ---------
EARNINGS BEFORE INCOME TAXES                           82,054           45,363           33,043

INCOME TAXES                                           29,543           16,217           11,895
                                                    ---------        ---------        ---------
NET EARNINGS                                        $  52,511           29,146           21,148
                                                    =========        =========        =========
NET EARNINGS PER SHARE                              $    2.27             1.42             1.05
                                                    =========        =========        =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
Years Ended November 30, 1993, 1992 and 1991
- ---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                              1993              1992             1991
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $  52,511           29,146           21,148
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                       9,976           10,600            7,329
         Gain on sales of other real estate                                   (548)          (3,995)          (3,374)
         Equity in earnings of partnerships and joint ventures              (7,046)            (385)          (1,048)
         Decrease in deferred income taxes                                  (2,296)          (5,231)          (4,993)
         Increase in income taxes currently payable                          2,464            2,834              356
         Increase in receivables                                           (16,325)          (6,156)          (7,335)
         Decrease (increase) in inventories                                (87,439)         (54,460)          13,198
         Increase in loans held for sale or disposition                    (49,653)         (65,338)         (52,949)
         Increase (decrease) in accounts payable and accrued
            liabilities                                                     27,227           15,304           (1,734)
         Increase in customer deposits                                       2,662            5,422              520
                                                                          ---------         --------         --------
         Net cash used in operating activities                             (68,467)         (72,259)         (28,882)
                                                                          ---------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Operating properties and equipment:
      Additions                                                            (21,366)         (11,696)          (4,507)
      Sales                                                                   --              4,613            3,929
   Land held for investment:
      Additions                                                             (1,374)          (1,587)          (1,211)
      Sales                                                                   --                275            3,212
   Increase in investments in and advances to partnerships
      and joint ventures                                                   (20,180)         (21,823)            (829)
   Purchase of interest in joint ventures, net of cash acquired             (4,782)            --               --
   Acquisitions of mortgage loan servicing rights                             --             (8,693)          (6,447)
   Other                                                                   (10,558)          (9,812)          (3,261)
                                                                          ---------         --------         --------
      Net cash used in investing activities                                (58,260)         (48,723)          (9,114)
                                                                          ---------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit agreement             84,800           44,900           (6,500)
   Net borrowings under financial services lines of credit                  23,159           74,264           43,179
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                              17,241           21,351           11,914
      Principal payments                                                   (92,209)         (18,479)          (9,407)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables           55,464           53,595           28,097
      Principal reduction of bonds and notes payable                       (51,667)         (51,981)         (27,864)
   Common stock:
      Issuance                                                              98,251            1,245            2,951
      Purchases                                                                --               --              (294)
      Dividends                                                             (2,619)          (2,299)          (2,273)
                                                                          ---------         --------         --------
        Net cash provided by financing activities                          132,420          122,596           39,803
                                                                          ---------         --------         --------
   Net increase in cash                                                      5,693            1,614            1,807
   Cash at beginning of year                                                 4,913            3,299            1,492
                                                                          ---------         --------         --------
   Cash at end of year                                                   $  10,606            4,913            3,299
                                                                          =========         ========         ========
   Supplemental disclosures of cash flow information:
      Cash paid for interest, net of amounts capitalized                 $  17,692           21,322           24,326
      Cash paid for income taxes                                         $  28,666           18,142           15,781

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
Years Ended November 30, 1993, 1992 and 1991
- ----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                               1993              1992            1991
- ----------------------------------------------------------------------------------------------------------------------
                                                                           ---------         --------        --------
COMMON STOCK:
   Balance at December 1                                                   $   1,364            1,354             663
   Shares issued under public offering                                           345             --              --
   Two-for-one stock split effected in the form of a 100% stock dividend        --               --               677
   Other                                                                           6               10              14
                                                                           ---------         --------        --------
      Balance at November 30                                                   1,715            1,364           1,354
                                                                           ---------         --------        --------
CLASS B COMMON STOCK:
   Balance at December 1                                                         666              666             333
   Two-for-one stock split effected in the form of a 100% stock dividend        --               --               333
                                                                           ---------         --------        --------
      Balance at November 30                                                     666              666             666
                                                                           ---------         --------        --------
ADDITIONAL PAID-IN CAPITAL:
   Balance at December 1                                                      72,123           70,887          69,254
   Shares issued under public offering                                        96,747             --              --
   Two-for-one stock split effected in the form of a 100% stock dividend        --               --            (1,010)
   Shares issued under employee stock plans                                    1,153            1,236           2,936
   Shares purchased                                                             --               --              (293)
                                                                           ---------         --------        --------
      Balance at November 30                                                 170,023           72,123          70,887
                                                                           ---------         --------        --------
RETAINED EARNINGS:
   Balance at December 1                                                     245,177          218,330         199,455
   Net earnings                                                               52,511           29,146          21,148
   Cash dividends - common stock                                              (1,953)          (1,633)         (1,606)

   Cash dividends - Class B common stock                                        (666)            (666)           (667)
                                                                           ---------         --------        --------
      Balance at November 30                                                 295,069          245,177         218,330
                                                                           ---------         --------        --------
         Total stockholders' equity                                        $ 467,473          319,330         291,237
                                                                           =========         ========        ========

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------------------------------------------------
Lennar Corporation and Subsidiaries
November 30, 1993, 1992 and 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all wholly-owned subsidiaries (the "Company"). The Company's investments in partnerships and joint ventures are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners. Revenues from sales of other real estate (including the sales of land and operating properties) are recognized when a significant down payment is received, the earnings process is complete, and the collection of any remaining receivables is reasonably assured.


INVENTORIES

Inventories are stated at the lower of accumulated costs or market. Market value is evaluated at the community level and is defined as the estimated proceeds upon disposition less all future costs to complete and sell. Inventory adjustments to market value in 1993, 1992 and 1991 were not material to the Company. Start-up costs, construction overhead and selling expenses are expensed as incurred and are included in cost of homes sold. Homes held for sale are classified as construction in progress until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated proportionately to homes within the respective area.

CAPITALIZATION OF INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes attributable to land, homes and operating properties are capitalized and added to the cost of those properties as long as the properties are being actively developed.

        During 1993, 1992 and 1991 interest costs of $19.7 million, $16.8 million and $14.2 million, respectively, were incurred, and $17.1 million, $15.0 million and $14.2 million, respectively, were capitalized by the Company's real estate operations. Previously capitalized interest charged to cost of sales was $13.1 million in 1993, $9.5 million in 1992 and $9.3 million in 1991.

OPERATING PROPERTIES AND EQUIPMENT

Operating properties and equipment are recorded at cost. Depreciation is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The range of estimated useful lives for operating properties is 15 to 40 years and for equipment is 2 to 10 years.

WARRANTIES

Warranty liabilities are not significant as the Company subcontracts virtually all segments of construction to others and its contracts call for the subcontractors to repair or replace any deficient items related to their trade. Extended warranties are offered in some communities through independent homeowner warranty insurance companies. The costs of these warranties are expensed in the period the homes are delivered.


- ---------------------------------------------------------------------------

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the Accounting Principles Board Opinion ("APB") No. 11, however, the Company will be required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which supersedes APB No. 11 effective December 1, 1993.

NET EARNINGS PER SHARE

Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares and Class B common shares outstanding during the year. The weighted average number of shares outstanding was 23,139,000, 20,495,000 and 20,114,000 in 1993, 1992 and
1991, respectively.

FINANCIAL SERVICES

Mortgage loans held for sale or disposition by Lennar Financial Services Inc. ("LFS") are recorded at the lower of cost or market, as determined on an aggregate basis. Discounts recorded on these loans are presented as a reduction of the carrying amount of the loans and are not amortized.

        LFS enters into forward sales and option contracts to protect the value of loans held for sale or disposition from increases in market interest rates. Adjustments are made to these loans based on changes in the market value of these hedging contracts.

        When LFS sells loans or mortgage-backed securities in the secondary market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans or the securities. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

        LFS generally retains the servicing on the loans and mortgage-backed securities it sells. LFS recognizes servicing fee income as those services are performed.



FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to disclose the estimated fair value of their financial instrument assets and liabilities.

        The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. The fair values are significantly affected by the assumptions used including the discount rate and estimates of cash flow. Accordingly, the use of different assumptions may have a material effect on the estimated fair values. The estimated fair values presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

RECLASSIFICATION

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1993 presentation.

- ---------------------------------------------------------------------------

2. LINES OF BUSINESS

The Company operates principally in two lines of business: (1) real estate, which includes the activities of the parent company (Lennar Corporation), the Homebuilding Division and the Investment Division (formerly referred to as Asset Management); and (2) financial services, which includes certain activities of LFS, but excludes the limited-purpose finance subsidiaries.

        The Homebuilding Division constructs and sells single-family (attached and detached) and multi-family homes. The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also manages and participates in partnerships with financial institutions.

        Financial services activities are conducted primarily through five LFS Subsidiaries: Universal American Mortgage Company ("UAMC"), AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Lennar Funding Corporation and Loan Funding, Inc. These subsidiaries arrange mortgage financing, title insurance, and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans, and perform mortgage loan servicing activities.

        The limited-purpose finance subsidiaries of LFS have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries are not considered a part of the financial services operations for lines of business purposes and, as such, are reported separately.

- ---------------------------------------------------------------------------

3. UNUSUAL ITEM - HURRICANE DAMAGE

On August 24, 1992, the South Florida area was hit by a severe hurricane which affected a portion of the Company's Dade County real estate operations. The results of operations for the year ended November 30, 1992 include an unusual charge of $7.6 million, before income taxes, representing the cost of the damage to the Company's inventories, properties and similar costs associated with the destruction caused by Hurricane Andrew.

- ---------------------------------------------------------------------------

4. RESTRICTED CASH

Cash includes restricted deposits of $4,154,000 and $2,041,000 as of November 30, 1993 and 1992, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.

- ---------------------------------------------------------------------------

5. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the first quarter of 1993, the Company acquired a portfolio of loans from the Resolution Trust Corporation for $24.8 million. Of this amount, $5.0 million was paid in cash, and the Company issued a non-recourse note in the amount of $19.8 million for the remainder.

        Also, during 1993, the Company purchased the other partners' interests in three of its joint ventures. As a result, the operations of these ventures were consolidated into the accounts of the Company as of the respective dates of acquisition. The net result of these transactions was to decrease investments in and advances to partnerships and joint ventures by $34.9 million, increase all other assets by $73.7 million and increase liabilities by $38.8 million.





6. RECEIVABLES
                                                         November 30,
(In thousands)                                         1993        1992
- ---------------------------------------------------------------------------
Accounts and unsecured notes                         $27,844      12,140
Secured notes                                         27,876      17,279
                                                     -------     -------
                                                      55,720      29,419
Allowance for doubtful accounts                       (1,323)       (603)
Deferred income and unamortized discounts             (1,261)     (1,688)
                                                     -------     -------
                                                     $53,136      27,128
                                                     =======     =======

The estimated fair value of receivables at November 30, 1993 approximated their carrying value.

- ---------------------------------------------------------------------------

7. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Summarized financial information related to the Company's significant partnerships and joint ventures (reported in total) accounted for by the equity method follows:
                                                         November 30,
(In thousands)                                         1993        1992
- ---------------------------------------------------------------------------
ASSETS:
Cash                                                $   49,785      9,321
Investments in real estate                             973,077    478,438
Other assets                                            12,995      2,101
                                                    ----------    -------
                                                    $1,035,857    489,860
                                                    ==========    =======

LIABILITIES AND EQUITY:
Accounts payable and other liabilities              $   30,353     14,144
Notes and mortgages payable                            673,819    381,937
Equity                                                 331,685     93,779
                                                    ----------    -------
                                                    $1,035,857    489,860
                                                    ==========    =======

Investments in real estate consists primarily of mortgage loans and business loans collateralized by real property, as well as commercial properties and land held for investment or sale, acquired through foreclosure, or held for or under development.

                                                Years Ended November 30,
(In thousands)                                1993        1992        1991
- ---------------------------------------------------------------------------
Revenues                                    $140,740     38,591      22,851
Cost of revenues                              80,842     27,551      16,900
Other expenses                                25,859      9,714       4,040
                                            --------     ------      ------
Net earnings of partnerships and
   joint ventures                           $ 34,039      1,326       1,911
                                            --------     ------      ------
The Company's share of net earnings
   of partnerships and joint ventures       $  7,046        385       1,048
                                            ========     ======      ======





7. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
   (CONTINUED)

During 1993, the Company acquired a 9.9% equity interest in LW Real Estate Investments L.P., a partnership between Westinghouse Electric Corporation and an affiliate of Lehman Brothers. This partnership has selected the Company to manage its portfolio of commercial real estate assets. During 1992, Lennar Florida Partners, a partnership between a subsidiary of the Company and The Morgan Stanley Real Estate Fund, L.P., was formed to acquire and manage a portfolio of mortgage loans, business loans and real property. The Company's initial contribution to this partnership amounted to 25% of the partnership's total equity. After the partners have recovered their investment, plus a return, the Company will be entitled to 50% of the partnership's cash flows. The Company shares in the profits or losses of both partnerships, and also receives fees for the management and disposition
of the assets.   The outstanding debt of the partnerships is not guaranteed by the Company.

        The Company acquired the other partners interest in three of its joint ventures during 1993. As a result, the operations of the ventures have been consolidated into the accounts of the Company as of the respective dates of acquisition.

8. OPERATING PROPERTIES AND EQUIPMENT
                                                           November 30,
(In thousands)                                          1993          1992
- ---------------------------------------------------------------------------
Rental apartment properties                         $  68,538        57,170
Retail centers                                         45,031        16,234
Community recreational facilities                      19,972        12,485
Office buildings                                       18,939        16,890
Hotel                                                  13,319        13,285
Other                                                   9,345         6,644
                                                    ---------     ---------
   Total land and buildings                           175,144       122,708

Furniture, fixtures and equipment                       9,811         8,193
                                                    ---------     ---------
   Total                                              184,955       130,901

Accumulated depreciation                             (28,781)      (25,411)
                                                    ---------     ---------
                                                    $ 156,174       105,490
                                                    =========     =========

- -------------------------------------------------------------------------------------------------

9. MORTGAGE NOTES AND OTHER DEBTS PAYABLE
                                                                                      November 30,
(In thousands)                                                            1993            1992
- -------------------------------------------------------------------------------------------------
Secured without recourse to the Company:
   Mortgage notes on operating properties at 7.0% to 9.5%,
      due through 1998                                                  $   3,617        18,856
Other secured debt:
   Term loan notes with floating rates (3.8% to 3.9% at November 30,
      1993), secured by certain real estate and operating
      properties due in 1996                                               50,000        80,000
   Mortgage notes on operating properties and land at 2.9% to 8.3%,
      due through 2015                                                     41,072        33,896
Unsecured revolving credit notes payable, with floating
   interest rates                                                         129,700        44,900
Other notes payable with floating rates (4.5% to 6.0% at November 30,
   1993), due through 1995                                                 17,804            --
                                                                        ---------      --------
                                                                        $ 242,193       177,652
                                                                        =========      ========



- ---------------------------------------------------------------------------

9. MORTGAGE NOTES AND OTHER DEBTS PAYABLE (CONTINUED)

On July 29, 1993, the Company entered into a new $175 million unsecured revolving credit agreement with nine banks. The agreement was expanded to $190 million on December 3, 1993 by admitting an additional bank. The term of the agreement is three years. On every anniversary date of the agreement each bank has the option to participate in a one year extension. The interest rate under this agreement fluctuates with market rates and was 4.8% at November 30, 1993.

        At November 30, 1993, the Company was party to interest rate swap agreements which replaced the floating interest rates on $45 million of debt, with fixed rates ranging from 8.7% to 10.2%. These agreements expire in 1994 and 1996.

        The minimum aggregate principal maturities of mortgage notes and other debts payable required during the five years subsequent to November 30, 1993, assuming that the revolving credit agreement is not extended, are as follows (in thousands): 1994-$23,027; 1995-$5,551; 1996-$180,284; 1997-
$8,439 and 1998-$12,419. All of the notes secured by land contain collateral release provisions for accelerated payment which may be made as necessary to maintain construction schedules.

        The fair value of interest rate swaps at November 30, 1993 was $3.5 million. The estimated fair values represent a net unrealized loss. The value is based on dealer quotes and generally represents an estimate of the amount the Company would pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparties.

        The fair values of the Company's fixed rate borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates of similar type of borrowing arrangements. The fair values of these borrowings at November 30, 1993 approximated their carrying value.

        The interest rates on variable rate borrowings are tied to market indices. Accordingly, fair value approximates their carrying value.



- ---------------------------------------------------------------------------------------------

10. OTHER SALES AND REVENUES
                                                                Years Ended November 30,
(In thousands)                                             1993           1992          1991
- ---------------------------------------------------------------------------------------------
Rental revenues                                          $ 31,130        24,191        19,913
Equity in earnings of partnerships and joint ventures       7,046           385         1,048
Management fees                                             6,714         2,410           747
Interest income                                             7,423         5,338         6,195
Hotel revenues                                              6,620         6,350         4,358
Sales of other real estate                                  1,842         7,969         8,879
Other                                                      19,071         4,109         1,770
                                                         --------        ------        ------
                                                         $ 79,846        50,752        42,910
                                                         ========        ======        ======


In 1993, other included gross revenues of $13.7 million from the repair or rebuilding of homes damaged by Hurricane Andrew.



- ----------------------------------------------------------------------------

11. FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:
                                                        November 30,
(In thousands)                                        1993        1992
- ----------------------------------------------------------------------------
ASSETS:
Loans held for sale or disposition, net             $ 243,095        190,396
Servicing acquisition costs                            12,249         18,973
Cash and receivables, net                               9,949         13,043
Other                                                  19,098         16,319
                                                    ---------        -------
                                                    $ 284,391        238,731
                                                    =========        =======
LIABILITIES:
Notes payable                                       $ 167,561        144,401
Other                                                  32,176         23,391
                                                    ---------        -------
                                                     $199,737        167,792
                                                    =========        =======

- ----------------------------------------------------------------------------

        The Financial Services Division finances its activities through its two bank lines of credit, which amount to $200 million, or borrowings from Lennar Corporation, when on a consolidated basis the Company can minimize its cost of funds. The two lines of credit expire in March and July 1994, unless otherwise extended. Borrowings under these agreements were $167.6 million and $144.4 million at November 30, 1993 and 1992, respectively, and were collateralized by mortgage loans with outstanding principal balances of $155.9 million and $137.4 million, respectively, and by servicing rights to approximately $2.2 billion and $1.8 billion, respectively, of loans serviced by LFS. There are several interest rate pricing options which fluctuate with market rates. The borrowing rate has been reduced to the extent that custodial escrow balances exceeded required compensating balance levels. The effective interest rate on these agreements at November 30, 1993 was 2.4%.

        The Financial Services Division is party to financial instruments in the management of its exposure to interest rate fluctuations. Forward sales contracts and options are used by the division to hedge mortgage loans held for sale and in its pipeline of loan applications in process. By hedging in the instruments that the division will create, market interest rate risk is reduced. Gains and losses on these hedging transactions have not been material to the Company. Exposure to credit risk is managed through evaluation of trading partners, limits of exposure, and monitoring procedures. At November 30, 1993 and 1992, the Financial Services Division was a party to approximately $212 million and $183 million, respectively, of forward sales contracts and options.

        Certain of the division's servicing agreements require it to pass through payments on loans even though it is unable to collect such payments and, in certain instances, be responsible for losses incurred through foreclosure. Exposure to this credit risk is minimized through geographic diversification and review of the mortgage loan servicing created or purchased. Management believes that it has provided adequate reserves for expected losses based on the net realizable value of the underlying collateral. Provisions for these losses have not been material to the Company. The division is also subject to prepayment risk on the servicing portfolio. Exposure to prepayment risk is managed by the division's ongoing evaluation of prepayment possibilities, and by the Company's active involvement in the refinancing business.

        The fair value of loans held for sale at November 30, 1993 approximated carrying value. The fair value was based on quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics, net of the difference between the settlement value and the quoted market values of forward commitments and options to buy and sell mortgage-backed securities.


- ---------------------------------------------------------------------------


12. LIMITED-PURPOSE FINANCE SUBSIDIARIES

In prior years, limited-purpose finance subsidiaries of LFS placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings primarily from the cash flows generated by the related pledged collateral which includes a combination of mortgage notes, mortgage-
backed securities and funds held by trustee.   The fair value of the
collateral for the bonds and notes payable at November 30, 1993 was $135.5 million and was based on quoted market prices for similar securities.

BONDS AND NOTES PAYABLE

At November 30, 1993 and 1992, the balances outstanding for the bonds and notes payable were $121.4 million and $174.2 million, respectively. The borrowings mature in years 2013 through 2018 and carry interest rates ranging from 5.1% to 14.3%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and cannot be reasonably determined. The fair value of the bonds and notes payable at November 30, 1993 was $128.0 million and was based on quoted market prices for similar securities.

- -----------------------------------------------------------------------------------------------------

13. INCOME TAXES

The provisions (benefits) for income taxes consist of the following:
                                                                Years Ended November 30,
(In thousands)                                             1993           1992          1991
- -----------------------------------------------------------------------------------------------------
Current:
   Federal                                               $ 28,620        18,978        14,054
   State                                                    5,400         3,584         2,641
                                                         --------       -------       -------
                                                           34,020        22,562        16,695
                                                         --------       -------       -------
Deferred:
   Federal                                                 (4,013)       (5,339)       (4,039)
   State                                                     (464)       (1,006)         (761)
                                                         --------       -------       -------
                                                           (4,477)       (6,345)       (4,800)
                                                         --------       -------       -------
   Total expense                                         $ 29,543        16,217        11,895
                                                         ========       =======       =======


The timing differences resulting in deferred income taxes and the related tax effects are as follows:
                                                               Income Tax Expense (Credit)
                                                           ---------------------------------
(In thousands)                                             1993           1992          1991
- -----------------------------------------------------------------------------------------------------
Installment and deferred profit recognition on sales
   of real estate                                        $  (2,947)      (7,751)        (6,080)
Capitalized expenses                                        (2,216)        (535)         2,359
Tax expense in excess of (less than) book deductions
   on general and administrative expenses                      484          889          (777)
Net change in financial services loan loss reserve             428         (551)         (632)
Recognition of joint venture income                            318          937           909
Deferred profit resulting from like-kind exchange               --        1,558            --
Other, net                                                    (544)        (892)         (579)
                                                         ---------      -------       -------
Total                                                    $ (4,477)       (6,345)       (4,800)
                                                         =========      =======       =======




13.  INCOME TAXES (CONTINUED)

A reconciliation of the statutory rate with the effective tax rate follows:
                                                                % of Pre-tax Income
                                                           ------------------------------
                                                           1993         1992         1991
- -----------------------------------------------------------------------------------------
Statutory rate                                             35.0         34.0         34.0
State income taxes, net of federal income tax benefit       3.9          3.8          3.8
Other                                                      (2.9)        (2.1)        (1.8)
                                                          -----        -----        -----
Effective rate                                             36.0         35.7         36.0
                                                          =====        =====        =====



- ---------------------------------------------------------------------------

14. CAPITAL STOCK

COMMON STOCK

The Company has two classes of common stock. The common stockholders have one vote for each share owned, in matters requiring stockholder approval, and during 1993 received quarterly dividends of $.03 per share. Class B common stockholders have ten votes for each share of stock owned and during 1993 received quarterly dividends of $.025 per share. As of November 30, 1993, Mr. Leonard Miller, Chairman of the Board and President of the Company, owned 6.6 million shares of Class B common stock, which represents approximately 79% voting control of the Company.

STOCK OPTION PLANS

The Lennar Corporation 1980 Stock Option Plan ("1980 Plan") expired on December 8, 1990. However, under the terms of the 1980 Plan, certain options granted prior to the plan termination date are still outstanding. Unless exercised or cancelled, the last options granted under the 1980 Plan will expire in December 1995.

- ----------------------------------------------------------------------------------------------

The following table summarizes the status of the 1980 Plan:

                                                  1993               1992               1991
- ----------------------------------------------------------------------------------------------
Option shares exercised                             55,500            73,550           305,450
   Option price per share exercised (range)    $6.50-10.63        6.50-10.63         7.38-9.85
   Shares under option                              56,000           117,250           190,800
   Option price per share (range)              $6.50-10.63        6.50-10.63        6.50-10.63
Shares under option - exercisable                   14,500            34,000            28,050


- ---------------------------------------------------------------------------

        The Lennar Corporation 1991 Stock Option Plan ("1991 Plan") provides for the granting of options to certain key employees of the Company to purchase shares at prices not less than market value as of the date of the grant. No options granted under the 1991 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in varying installments, on a cumulative basis. Each stock option granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.



- ---------------------------------------------------------------------------------------------

14. CAPITAL STOCK (CONTINUED)

The following table summarizes the status of the 1991 Plan:
                                                  1993               1992             1991
- ---------------------------------------------------------------------------------------------
Option shares exercised                            11,700             5,700            --
Option price per share exercised (range)      $9.81-16.75             11.57            --
Shares under option                               656,600           536,300           373,000
Option price per share (range)                $9.81-33.82        9.81-26.76        9.81-11.57
Shares under option - exercisable                  53,250            20,900            --


- ---------------------------------------------------------------------------
EMPLOYEE STOCK OWNERSHIP/401(K) PLAN

The Employee Stock Ownership / 401(k) Plan ("Plan") provides shares of stock to employees who have completed one year of continuous service with the Company. All contributions for employees with five years or more of service are fully vested. The Plan was amended in 1989 to add a cash or deferred program under Section 401(k) of the Internal Revenue Code. Under the 401(k) portion of the Plan, employees may make contributions which are invested on their behalf, and the Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company's contribution to the 401(k) portion of the Plan. This amount was (in thousands): $361 in 1993, $366 in 1992 and $356 in 1991. In 1993, 1992 and 1991, 9,200, 39 and 5,968
shares, respectively, were contributed to participants' accounts. Additionally, in 1992 and 1991, 8,716 and 5,340 shares, respectively, were credited to participants' accounts from previously forfeited shares.




RESTRICTIONS ON PAYMENT OF DIVIDENDS

Other than as required to maintain the financial ratios and net worth requirements under the revolving credit and term loan agreements, there are no restrictions on the payment of common stock dividends by the Company.
The cash dividends paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the cash dividends paid with regard to a share of common stock in that calendar year. Furthermore, there are no agreements which restrict the payment of dividends by subsidiaries to the Company. As of November 30, 1993, the Company's share of undistributed earnings from partnerships was not significant.


15. COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

        During 1993, the Company settled two lawsuits and a number of claims in which owners of approximately 550 homes built by the Company sought damages as a result of Hurricane Andrew. There still remain approximately 125 additional homeowners who have asserted claims. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Four insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all, aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material.



15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

        The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

        The Company is committed, under various letters of credit, to perform certain development and construction activities in the normal course of business. Outstanding letters of credit under these arrangements totaled approximately $41.0 million at November 30, 1993.


- --------------------------------------------------------------------------------------------

16. QUARTERLY DATA (UNAUDITED)

                                                          QUARTER ENDING
(In thousands, except per share amounts)    Feb. 28       May 31       Aug. 31       Nov. 30
- --------------------------------------------------------------------------------------------
Revenues:
   1993                                    $117,450      141,965       167,121       240,372
   1992                                    $ 84,901       94,458       125,007       125,062

Gross profit - real estate operations:
   1993                                    $ 17,781       18,307        22,860        38,308
   1992                                    $ 13,610       12,589        14,815        18,509

Earnings before income taxes:
   1993                                    $ 14,182       16,806        19,372        31,694
   1992                                    $ 12,829       12,091         5,000        15,443

Net earnings:
   1993                                    $  9,005       10,672        12,011        20,823
   1992                                    $  8,082        7,618         3,150        10,296

Net earnings per share:
   1993                                    $    .44          .45           .50           .87
   1992                                    $    .40          .37           .15           .50




Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

- ---------------------------------------------------------------------------

Item 9. Disagreements on Accounting and Financial Disclosure.

                Not applicable.

***************************************************************************

                                         PART III

Item 10.        Directors and Executive Officers of the Registrant.

                Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1994 (120 days after the end of the Company's fiscal year). Information about the Company's executive officers is contained in
Part I of this Report under the caption "Executive Officers of the Registrant".

Item 11.        Executive Compensation.

                The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1994 (120 days after the end of the Company's fiscal year).

Item 12.        Security Holdings of Certain Beneficial Owners and Management.

                The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1994 (120 days after the end of the Company's fiscal year).

Item 13.        Certain Relationships and Related Transactions.

                The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1994 (120 days after the end of the Company's fiscal year).

                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)     Documents filed as part of this Report.

    1.  The following financial statements are included in Item 8:

                Financial Statement                       Page in This Report
                -------------------                       ------------------
      Independent Auditors' Report                               18

      Consolidated Balance Sheets as of November 30,
      1993 and 1992                                             19-20

      Consolidated Statements of Earnings for the
      years ended November 30, 1993, 1992 and 1991                21

      Consolidated Statements of Cash Flows for the
      years ended November 30, 1993, 1992 and 1991                22

      Consolidated Statements of Stockholders' Equity
      for the years ended November 30, 1993, 1992
      and 1991                                                    23

      Notes to Consolidated Financial Statements                 24-34

    2.  The following financial statement schedules are included in this Report:

           Financial Statement Schedule                   Page in This Report
           ----------------------------                   -------------------
      VIII - Valuation and Qualifying Accounts                    40

        IX - Short-term Borrowings                                41

         X - Supplementary Income Statement
             Information                                          42

        XI - Real Estate and Accumulated
             Depreciation                                         43

       XII - Mortgage Loans on Real Estate                        44





    Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

    3. The following exhibits are filed with this Report or incorporated by reference:

        3(a). Certificate of Incorporation - Incorporated by reference to Registration Statement No. 2-36239 and definitive proxy statements dated February 29, 1980, February 28, 1985, March 24, 1987 and March 1, 1989.

        3(b). Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1989

       10(a). Revolving Credit Agreement dated December 11, 1991 between The First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1991.

       10(b). Lennar Corporation 1980 Stock Option Plan - Incorporated by reference to Registration Statement No. 2-73630.

       10(c). Lennar Corporation 1991 Stock Option Plan - Incorporated by reference to Registration Statement No. 33-45442.

       10(d). Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement
               No. 2-89104.

       10(e). Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

       10(f). Lennar Corporation Employee Stock Ownership/401k Trust Agreement dated December 13, 1989 - Incorporated by reference to Annual Report on Form 10-K for the year ended November
               30, 1990.

       10(g). Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401k Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

       10(h).  Term Loan Agreement between Lennar Corporation and
               Southeast Bank, N.A. dated November 23, 1983 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(i). Term Loan Agreement between Lennar Corporation and NCNB National Bank of Florida dated April 14, 1988 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(j). Term Loan Agreement between Lennar Corporation and Sun Bank/Miami, National Association dated April 27, 1988 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(k). Term Loan Agreement between Lennar Corporation and The First National Bank of Chicago dated May 3, 1988 -
               Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(l). Commercial Mortgage Loan and Real Property Purchase Agreement (Pools 1 to 5) by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated May 7,1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(m). Commercial Mortgage Loan and Real Property Purchase Agreement (Pool 6) by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated June 26,1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(n). Commercial Business Loan Purchase Agreement (Pool 7) by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated June 26,1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(o). Loan and Security Agreement by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated
               July 1, 1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

       10(p). Revolving Credit Agreement dated July 29,1993 between The First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries.

       22.     List of subsidiaries.

       24.     Independent Auditors' Consent.

  (b)  Reports on Form 8-K filed during the quarter ended November
       30, 1993.   None.

  (c)  The exhibits to this Report are listed in Item 14(a)3.

  (d) The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) are listed in Item 14(a)2.





                          SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LENNAR CORPORATION

Leonard Miller                       /s/                Leonard Miller
                                      ---------------------------------
Chairman of the Board and President  Date:          February 24, 1994

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        Principal Executive Officer:

Leonard Miller                       /s/                Leonard Miller
                                      ---------------------------------
Chairman of the Board and President  Date:          February 24, 1994

        Principal Financial Officer:

Allan J. Pekor                       /s/                Allan J. Pekor
                                      ---------------------------------
Financial Vice President             Date:          February 24, 1994

        Principal Accounting Officer:

James T. Timmons                     /s/              James T. Timmons
                                      ---------------------------------
Controller                           Date:          February 24, 1994

        Directors:

Charles I. Babcock, Jr.              /s/
                                      ---------------------------------
                                     Date:

Irving Bolotin                       /s/                Irving Bolotin
                                      ---------------------------------
                                     Date:          February 24, 1994

Robert B. Cole                       /s/                Robert B. Cole
                                      ---------------------------------
                                     Date:          February 24, 1994

Richard W. McEwen                    /s/
                                      ---------------------------------
                                     Date:

James W. McLamore                    /s/            James W. McLamore
                                      ---------------------------------
                                     Date:          February 24, 1994

Stuart A. Miller                     /s/              Stuart A. Miller
                                      ---------------------------------
                                     Date:          February 24, 1994

Arnold P. Rosen                      /s/               Arnold P. Rosen
                                      ---------------------------------
                                     Date:          February 24, 1994

Steven J. Saiontz                    /s/             Steven J. Saiontz
                                      ---------------------------------
                                     Date:          February 24, 1994







                                       LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
Schedule VIII

                                                     Valuation and Qualifying Accounts

                                                  Years ended November 30, 1993, 1992 and 1991

                                                                         Additions
                                                              --------------------------
                                                                Charged      Charged
                                                 Beginning     to costs    (credited) to                    Ending
                  Description                     balance     and expenses other accounts   (Deductions)    balance
- ------------------------------------------------ ----------   ----------- ---------------  -------------  ----------
Year ended November 30, 1993
  Allowances deducted from assets
   to which they apply:
    Allowances for doubtful accounts
        and notes receivable                   $   603,000     1,062,000        15,000        (357,000)    1,323,000
                                                ===========   ===========  ============    ============   ==========
    Deferred income, unamortized discounts
        and other                              $ 1,688,000          --        (342,000)        (85,000)(A) 1,261,000
                                                ===========   ===========  ============    ============   ==========
    Loan loss reserve                          $   151,000       416,000     3,717,000        (689,000)    3,595,000
                                                ===========   ===========  ============    ============   ==========
  Loan loss reserve included in liabilities (B)$ 3,717,000          --     (3,717,000)           --             --
                                                ===========   ===========  ============    ============   ==========
Year ended November 30, 1992
  Allowances deducted from assets
   to which they apply:
    Allowances for doubtful accounts
        and notes receivable                   $   726,000       201,000        66,000        (390,000)      603,000
                                                ===========   ===========  ============    ============   ==========
    Deferred income, unamortized discounts
        and other                              $ 1,767,000          --            --           (79,000)(A) 1,688,000
                                                ===========   ===========  ============    ============   ==========
    Loan loss reserve                          $   105,000          --          46,000            --         151,000
                                                ===========   ===========  ============    ============   ==========
  Loan loss reserve included in liabilities (B)$ 3,547,000       376,000       (46,000)       (160,000)    3,717,000
                                                ===========   ===========  ============    ============   ==========
Year ended November 30, 1991
  Allowances deducted from assets
   to which they apply:
    Allowances for doubtful accounts
        and notes receivable                   $ 2,097,000       362,000    (1,578,000)(C)(D) (155,000)      726,000
                                                ===========   ===========  ============    ============   ==========
    Deferred income, unamortized discounts
        and other                              $ 7,793,000          --      (5,686,000)(E)    (340,000)(A) 1,767,000
                                                ===========   ===========  ============    ============   ==========
    Loan loss reserve                          $    55,000          --          50,000            --         105,000
                                                ===========   ===========  ============    ============   ==========
  Loan loss reserve included in liabilities (B)$ 1,841,000     1,850,000       (50,000)        (94,000)    3,547,000
                                                ===========   ===========  ============    ============   ==========


Notes:
(A) Amortization of discounts and recognition of deferred income.
(B) Loan loss reserves relating to loans serviced for others are included in liabilities in the balance sheet.
(C) Direct reserve for interest accrued on doubtful notes receivable.
(D) Includes $1,434,000 of interest previously reserved on doubtful notes receivable on 2 properties acquired from a bankrupt estate.
(E) Deferred income and unamortized discounts on 2 properties acquired from a bankrupt estate.









                                         LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES                        Schedule IX

                                                               Short-term Borrowings

                                                    Years ended November 30, 1993, 1992 and 1991


                                                             End of period                             During the period
                                                  --------------------------------   -----------------------------------------
                                                                     Weighted                                         Weighted
                                                                     average        Maximum            Average         average
                                                      Balance        interest        amount             amount         interest
                     Category                       outstanding        rate        outstanding (B)    outstanding (C)  rate (D)
- ------------------------------------------------- ---------------  ------------   ---------------  ----------------   ---------
Year ended November 30, 1993:
   Amounts payable to banks or other
    financial institutions:
     Revolving credit notes payable                 $ 129,700,000      4.76 %       129,700,000        80,408,000        4.76 %
     Unsecured demand notes payable                     3,500,000      6.00           3,500,000         1,042,000        6.00
     Lennar Financial Services, Inc. lines of credit  167,561,000      2.36 (E)     167,561,000       138,069,000        2.54 (E)
     Reverse repurchase agreements payable                --            --                --                --            --
     Prefunding facilities payable                        --            --           79,652,000        13,503,000        4.05

Year ended November 30, 1992:
   Amounts payable to banks:
     Revolving credit notes payable                    44,900,000      4.80          70,500,000        48,050,000        5.50
     Unsecured demand notes payable                        --           --               --                --             --
     Lennar Financial Services, Inc. lines of credit  144,401,000      2.06 (E)     144,401,000        80,091,000        2.07 (E)
     Reverse repurchase agreements payable                 --           --           31,457,000        11,628,000        3.52

Year ended November 30, 1991:
   Amounts payable to banks:
     Revolving credit notes payable                        --           --           15,500,000         7,625,000        8.36
     Unsecured demand notes payable                     6,000,000      5.65           7,400,000         3,417,000        6.58
     Lennar Financial Services, Inc. lines of credit   70,137,000      3.12 (E)      70,137,000        31,929,000        1.38 (E)
     Reverse repurchase agreements payable                 --           --               --                --             --



Notes:
(A)Reference is made to notes 9 and 11 of the consolidated financial statements for a further discussion of these borrowings.
(B)Represents the maximum amount outstanding at any month-end during the year.
(C)Represents average month-end balances outstanding.
(D)Calculated based upon interest rates effective as of each month-end and the related balances outstanding.
(E)Effective rates are impacted by levels of custodial escrow balances.




                         LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES                       Schedule X
                                                                                             ----------------
                            Supplementary Income Statement Information

                          Years ended November 30, 1993, 1992, and 1991



                                                                                Amounts charged
                                                                             to costs and expenses
                                                         -----------------------------------------------------
                                 Item                          1993                1992               1991
- ------------------------------------------------------   --------------       --------------    --------------
   Maintenance and repairs                                $  7,284,000           5,338,000          5,548,000

   Depreciation and amortization:
      Operating properties, equipment and other assets       6,329,000           4,786,000          4,560,000
      Intangible assets and similar deferrals                3,647,000           5,814,000          2,769,000

   Taxes, other than payroll and income taxes:
      Property taxes                                         9,115,000           6,787,000          7,008,000
      Other                                                  3,296,000           3,068,000          2,216,000

   Advertising costs                                         5,873,000           4,680,000          3,162,000







                     LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES                  Schedule XI

                       Real Estate and Accumulated Depreciation (D)

                             Year ended  November 30, 1993

- ---------------------------------------------------------------------------------------------------------
                                                                                      Cost Capitalized
                                                          Initial Cost to Co.    Subsequent to Acquisition
                                                       -----------------------   ------------------------
                                                                  Building and                  Carrying
          Description           Encumbrances            Land      improvements   Improvements    costs
          -----------           ------------           --------   ------------   ------------  ----------
Rental apartment property:
  Dade County, Florida          $     --              1,872,000     9,063,000    4,595,000       360,000
Rental office property:
  Dade County, Florida                --              1,779,000        --       11,628,000     1,944,000
Hotel:
  Broward County, Florida             --                650,000     3,478,000    8,824,000       367,000
Rental apartment property:
  Dade County, Florida                --              3,525,000     9,217,000       --             --
Rental apartment property:
  Dade County, Florida              8,796,000         2,317,000     6,872,000       --             --
Shopping center:
  Broward County, Florida             --              3,150,000     5,850,000       61,000         --
Other miscellaneous properties
  which are individually less
  than 5% of total                 25,363,000        33,496,000    58,358,000    6,215,000     1,523,000
                                  ------------      ------------  ------------  -----------   -----------
                                $  34,159,000        46,789,000    92,838,000   31,323,000     4,194,000
                                  ============      ============  ============  ===========   ===========



- ---------------------------------------------------------------------------------------------------------

                     LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES        Schedule XI (CONTINUED)

                       Real Estate and Accumulated Depreciation (D)

                             Year ended  November 30, 1993

- ------------------------------------------------------------------------------------------------------------------



                                         Gross amount at which
                                       carried at close of period                          Date of
                               ---------------------------------------    Accumulated     completion of   Date
          Description              Land (A)   Buildings (A)  Total (C)   depreciation(B)  construction   acquired
          -----------           ------------  ------------- ----------  -------------    -------------- ----------
Rental apartment property:
  Dade County, Florida        $    2,046,000   13,844,000   15,890,000      8,495,000         1979       1977
Rental office property:
  Dade County, Florida             4,319,000   11,032,000   15,351,000      1,628,000        Various     1980
Hotel:
  Broward County, Florida          1,018,000   12,301,000   13,319,000      1,810,000        Various     1987
Rental apartment property:
  Dade County, Florida             3,525,000    9,217,000   12,742,000        802,000        Various     1991
Rental apartment property:
  Dade County, Florida             2,317,000    6,872,000    9,189,000        595,000        Various     1991
Shopping center:
  Broward County, Florida          3,150,000    5,911,000    9,061,000        361,000         1987       1992
Other miscellaneous properties
  which are individually less
  than 5% of total                35,303,000   64,289,000   99,592,000      8,817,000        Various    Various
                                -------------  ----------- ------------   ------------
                              $   51,678,000  123,466,000  175,144,000     22,508,000
                                ============= ============ ============   ============



Notes:
(A) Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 40 years.
(C) The aggregate cost of the listed property for Federal income tax purposes was
    $159,124,000 at November 30, 1993.
(D) The listed real estate includes operating properties completed or under construction.  Real estate inventories, held for resale in the ordinary course of business, have been excluded from the schedule.
(E) Reference is made to notes 1, 8 and 9 of the consolidated financial statements.
(F) The changes in the total cost of investment properties and accumulated depreciation for the years ended November 30, 1993, 1992 and 1991 are as follows (in thousands):

                                                                                           1993        1992         1991
                                                                                        -----------  ----------  -----------
                          Cost:
                                Balance at beginning of year                          $    122,709     115,046       92,638
                                Additions, at cost                                          40,557      10,537       23,966
                                Acquisitions through foreclosure                            14,410        --           --
                                Transfers from land held for investment                      1,729        --          1,643
                                Cost of real estate sold                                      --        (1,723)      (2,887)
                                Transfers to inventory                                      (4,261)     (1,151)        (314)
                                                                                        -----------  ----------   ----------
                                          Balance at end of year                      $    175,144     122,709      115,046
                                                                                        ===========  ==========   ==========

                           Accumulated depreciation:
                                Balance at beginning of year                          $     19,834      17,018       15,897
                                Depreciation and amortization charged against earnings       3,639       3,138        2,574
                                Depreciation on real estate sold                              --           (80)      (1,396)
                                Depreciation on transfers to inventory                        (965)       (242)         (57)
                                                                                        -----------  ----------   ----------
                                          Balance at end of year                      $     22,508      19,834       17,018
                                                                                        ===========  ==========   ==========






                                   LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
Schedule XII

                                                Mortgage Loans on Real Estate

                                                    November 30, 1993
                                                                                                                   Principal
                                          Final                                                                 amount of loans
                            Interest     maturity      Periodic                                   Carrying      delinquent three
         Description          rate        date      payment terms   Prior liens    Face amount   amount (A)      months or more
         -----------        --------- ------------ --------------  -------------  ------------- ------------  --------------------
Mortgage notes secured by
  real estate:
    Dade County,
     Florida                10.00%       1995      Single payment    $     --        4,732,000     3,624,000           --
    Other                  7.50-16.00  1994-2023       Various             --       27,213,000    22,981,000         78,000
                                                                     -----------   ------------ -------------  -------------
                                                                     $     --       31,945,000    26,605,000         78,000
                                                                     ===========   ============ =============  =============


Notes:
(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was
    $25,336,000 at November 30, 1993.
(B) This schedule does not include mortgages held by Lennar Financial Services, Inc.
(C) The changes in the carrying amounts of mortgages for the years ended November 30,
    1993, 1992, and 1991 are as follows (in thousands):


                                                                               1993             1992          1991
                                                                           -------------      ---------     ---------
                                          Balance at beginning of year      $     15,520        16,253        34,359
                                          Additions (deductions):
                                            New mortgage loans, net               28,929           886         1,402
                                            Collections of principal              (4,099)       (1,088)         (415)
                                            Elimination of intercompany debt        --            --         (19,613)
                                            Foreclosures                         (14,576)         (854)         --
                                            Amortization of discount                  40            40           304
                                            Deferred income recognized                45            39            35
                                            Other                                    746           244           181
                                                                                ---------      --------     ---------
                                          Balance at end of year            $     26,605        15,520        16,253
                                                                                =========      ========     =========
