Form 10-Q
period 1994-02-28
LENNAR CORP
filed 1994-04-15
CIK 58696

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended FEBRUARY 28, 1994

Commission File Number: 1-6643

                        LENNAR CORPORATION
     (Exact name of registrant as specified in its charter)

          Delaware                                  59-1281887
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

700 Northwest 107 Avenue, Miami, Florida              33172
(Address of principal executive offices)            (Zip Code)

                          (305) 559-4000
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Common shares outstanding as of end of current fiscal quarter (adjusted to reflect a three-for-two stock split payable in the form of a 50% stock dividend on April 20, 1994 to stockholders of record on April 5, 1994):

     Common              25,769,916
     Class B Common       9,986,631

Part I. Financial Information
Item 1. Financial Statements

                LENNAR CORPORATION AND SUBSIDIARIES
           Consolidated Condensed Statements of Earnings
                            (Unaudited)
             (In thousands, except per share amounts)

                                                     Three Months Ended
                                                 February 28,  February 28,
                                                     1994          1993
REVENUES:
  Real estate operations:
    Sales of homes                                $ 147,442       84,764
    Other sales and revenues                         27,426       16,533

  Financial services operations                      14,728       12,095

  Limited-purpose finance subsidiaries                2,714        4,058
                                                    -------      -------

       Total revenues                               192,310      117,450
                                                    -------      -------

COSTS AND EXPENSES:
  Real estate operations:
    Cost of homes sold                              130,539       75,423
    Cost of other sales and revenues                 15,067        8,093
    General and administrative expenses               8,095        6,196

  Financial services operations                      11,635        9,482

  Limited-purpose finance subsidiaries                2,790        4,074
                                                    -------      -------

       Total costs and expenses                     168,126      103,268
                                                    -------      -------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES          24,184       14,182

INCOME TAXES                                          9,432        5,177
                                                    -------      -------

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                               14,752        9,005

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES FOR:
  INCOME TAXES                                        4,745          -
  PURCHASED MORTGAGE SERVICING RIGHTS                (3,784)         -
                                                    -------      -------

NET EARNINGS                                      $  15,713        9,005
                                                    -------      -------
                                                    -------      -------

AVERAGE SHARES OUTSTANDING                           36,087       30,830
                                                    -------      -------
                                                    -------      -------

EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                          $    0.41         0.29
  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES                                     $    0.03          -
                                                    -------      -------

  NET EARNINGS PER SHARE                          $    0.44         0.29
                                                    -------      -------
                                                    -------      -------

CASH DIVIDENDS PER COMMON SHARE                   $    0.02         0.02
                                                    -------      -------
                                                    -------      -------

CASH DIVIDENDS PER CLASS B COMMON SHARE           $  0.0167       0.0167
                                                    -------      -------
                                                    -------      -------

NOTE:  PRESENTATION OF THE THREE-FOR-TWO STOCK SPLIT
Per share amounts and shares outstanding in this report have been restated to reflect a three-for-two stock split approved by the Board of Directors on February 1, 1994.

See accompanying notes to consolidated condensed financial statements.

                LENNAR CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets
                             (Unaudited)
                           (In thousands)

                                                February 28,   November 30,
ASSETS                                              1994           1993
REAL ESTATE AND FINANCIAL SERVICES:
  Real estate assets:
    Cash                                         $   11,857         10,606
    Receivables, net                                 63,956         53,136
    Inventories:
      Construction in progress and model homes      176,237        175,085
      Land held for development                     288,259        269,449
                                                  ---------      ---------
        Total inventories                           464,496        444,534

    Land held for investment                         73,967         61,697
    Operating properties and equipment, net         154,036        156,174
    Investments in and advances to partnerships
     and joint ventures                              51,214         39,410
    Other assets                                     30,942         17,699

  Financial services assets                         239,754        284,391
                                                  ---------      ---------

        Total assets - real estate and
         financial services                       1,090,222      1,067,647
                                                  ---------      ---------

LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Collateral for bonds and notes payable            113,295        127,075
  Other                                                 857            768
                                                  ---------      ---------

        Total assets - limited-purpose
         finance subsidiaries                       114,152        127,843
                                                  ---------      ---------

                                                 $1,204,374      1,195,490
                                                  ---------      ---------
                                                  ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
REAL ESTATE AND FINANCIAL SERVICES:
  Real estate liabilities:
    Accounts payable and accrued liabilities     $   83,932         79,680
    Customer deposits                                15,355         16,796
    Income taxes:
      Currently payable                              11,513          8,247
      Deferred                                       57,472         59,638
    Mortgage notes and other debts payable          302,055        242,193

  Financial services liabilities                    143,924        199,737
                                                  ---------      ---------

        Total liabilities - real estate
         and financial services                     614,251        606,291
                                                  ---------      ---------

LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Bonds and notes payable                           106,761        121,361
  Other                                                 181            365
                                                  ---------      ---------

        Total liabilities - limited-purpose
         finance subsidiaries                       106,942        121,726
                                                  ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock                                        2,577          1,715
  Class B common stock                                  999            666
  Additional paid-in capital                        169,505        170,023
  Retained earnings                                 310,100        295,069
                                                  ---------      ---------

        Total stockholders' equity                  483,181        467,473
                                                  ---------      ---------

                                                 $1,204,374      1,195,490
                                                  ---------      ---------
                                                  ---------      ---------

NOTE:  PRESENTATION OF THE THREE-FOR-TWO STOCK SPLIT
Per share amounts and shares outstanding in this report have been restated to reflect a three-for-two stock split approved by the Board of Directors on February 1, 1994.

See accompanying notes to consolidated condensed financial statements.

                LENNAR CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statements of Cash Flows
                            (Unaudited)
                           (In thousands)

                                                     Three Months Ended
                                                 February 28,  February 28,
                                                     1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $  15,713         9,005
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                     2,098         2,634
    Gain on sales of other real estate                 (544)          (21)
    Equity in earnings of partnerships and
     joint ventures                                  (4,912)       (1,836)
    Decrease in deferred income taxes                (1,475)         (415)
    Cumulative effect of changes in accounting
     principles                                        (961)          -
    Changes in assets and liabilities, net of
     effects from accounting changes:
      Decrease (increase) in receivables            (12,785)          917
      Increase in inventories                       (20,414)      (31,033)
      Decrease in loans held for sale or
       disposition                                   57,232        46,073
      Increase (decrease) in customer deposits       (1,441)        4,943
      Decrease in accounts payable and accrued
       liabilities                                  (25,429)       (8,479)
      Increase (decrease) in income taxes
       currently payable                              3,266          (978)
                                                     ------        ------

    Net cash provided by operating activities        10,348        20,810
                                                     ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to operating properties and equipment    (4,157)       (3,878)
  Increase in investments in and advances to
   partnerships and joint ventures                   (4,014)         (486)
  Increase in loans held for investment             (10,025)       (7,245)
  Other investing activities, net                    (8,654)       (4,774)
                                                     ------        ------

    Net cash used in investing activities           (26,850)      (16,383)
                                                     ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under revolving credit agreement    32,200        40,400
  Net repayments under financial services lines
   of credit                                        (42,896)      (43,649)
  Mortgage notes and other debts payable:
    Proceeds from borrowings                         35,961         2,968
    Principal payments                               (8,299)       (3,321)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and
     other receivables                               15,193        15,483
    Principal reduction of bonds and notes payable  (14,401)      (14,891)
  Common stock:
    Issuance                                            677           608
    Dividends                                          (682)         (576)
                                                     ------        ------

    Net cash provided by (used in) financing
     activities                                      17,753        (2,978)
                                                     ------        ------

  Net increase in cash                                1,251         1,449
  Cash at beginning of quarter                       10,606         4,913
                                                     ------        ------
  Cash at end of quarter                           $ 11,857         6,362
                                                     ------        ------
                                                     ------        ------

  Supplemental disclosures of cash flow
   information:
    Cash paid for interest, net of amounts
     capitalized                                   $  4,160         4,744
    Cash paid for income taxes                     $  7,140         5,465

See accompanying notes to consolidated condensed financial statements.

                LENNAR CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Condensed Financial Statements

(1)  BASIS OF CONSOLIDATION

     The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships and joint ventures are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1993 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

(2)  LINES OF BUSINESS

     The Company operates principally in two lines of business: (1) real estate, which includes the activities of the parent company (Lennar Corporation), the Homebuilding Division and the Investment Division; and
(2) financial services, which includes certain activities of Lennar Financial Services, Inc. ("LFS"), but excludes the limited-purpose finance subsidiaries.

     The Homebuilding Division constructs and sells single-family (attached and detached) and multi-family homes. The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also manages and participates in partnerships with financial institutions.

     Financial services activities are conducted primarily through five LFS subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Lennar Funding Corporation and Loan Funding, Inc. These subsidiaries arrange mortgage financing, title insurance, and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans, and perform mortgage loan servicing activities.

     The limited-purpose finance subsidiaries of LFS have placed mortgages and other receivables as collateral for various long-term financings.
These limited-purpose finance subsidiaries are not considered a part of the financial services operations for lines of business purposes and, as such, are reported separately.

(3)  STOCK SPLIT

     On February 1, 1994, the Company's Board of Directors approved a three-for-two stock split for Lennar's common stock and Class B common stock subject to shareholder approval of an increase in authorized shares. On April 5, 1994, Lennar's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares. The stock split will be payable in the form of a 50% stock dividend on April 20, 1994 to stockholders of record on April 5, 1994. The stockholders' equity section in the accompanying consolidated condensed financial statements has been adjusted to reflect the stock split and all references in the financial statements and notes to the number of shares outstanding and per share amounts have been restated to reflect the stock split.

(4)  NET EARNINGS PER SHARE

     Net earnings per share is calculated by dividing net earnings by the weighted average number of total common shares and Class B common shares outstanding and common equivalent shares outstanding during the period.

(5)  RESTRICTED CASH

     Cash includes restricted deposits of $3.6 million and $4.2 million as of February 28, 1994 and November 30, 1993, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.

(6)  ACCOUNTING CHANGES

     INCOME TAXES

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", and has reported the cumulative effect of that change in the method of accounting for income taxes in the February 28, 1994 consolidated condensed statement of earnings. SFAS No. 109 requires a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The cumulative effect of adopting SFAS No. 109 on the Company's consolidated condensed financial statements was to increase net earnings by $4.7 million ($.13 per share) for the three months ended February 28, 1994.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences which comprise the net deferred tax liability as of December 1, 1993 are as follows (in thousands):

     Deferred tax liabilities:
       Capitalized expenses                           $ 37,340
       Acquisition adjustments                          19,958
       Installment sales                                 8,278
       Deferred gains                                    6,837
       Depreciation                                      1,005
       Other                                             5,494
                                                        ------
         Total deferred tax liabilities                 78,912
                                                        ------

     Deferred tax assets:
       Reserves and accruals not currently deductible   13,308
       Other                                             6,657
                                                        ------
         Total deferred tax assets                      19,965
                                                        ------

         Net deferred tax liability                   $ 58,947
                                                        ------

     The provision for income taxes for the three months ended
February 28, 1994 was $9.4 million of which $10.6 million is current tax expense and $1.2 million is deferred tax credit. The Company's effective tax rate during the first quarter of 1994 was 39%. This compares to an effective tax rate of 36% for fiscal 1993. The increase in the effective tax rate is due primarily to the SFAS No. 109 requirement to adjust the assets and liabilities for prior business combinations from net-of-tax to pre-tax amounts.

     PURCHASED MORTGAGE SERVICING RIGHTS

     The Company's financial services operations capitalize the cost of bulk purchases of mortgage servicing rights. These costs are amortized in proportion to, and over the period of, the estimated net mortgage servicing income. The Company performs periodic impairment tests on these assets and during the first quarter of 1994 changed the way in which it evaluates these assets for impairment from an undiscounted and disaggregated cash flow basis to a discounted and disaggregated cash flow basis. The Company believes that this is a preferable method because the discounted cash flow approach provides a better method of determining the value of the assets.

     The cumulative effect on prior years of this accounting change, recorded in the first quarter of 1994, was a decrease in net earnings of $3.8 million (net of income taxes of $2.4 million) or $.10 per share. This change increased earnings before cumulative effect of changes in accounting principles in the first quarter of 1994 by approximately $397,000 (net of income taxes of $253,000) or $.01 per share. If this accounting change had been applied retroactively, the pro forma effect would have increased net earnings by approximately $422,000 (net of income taxes of $251,000) or $.01 per share for the first quarter of 1993.

(7)  FINANCIAL SERVICES

     The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                               February 28,    November 30,
                                                   1994            1993

     Assets:
       Loans held for sale or disposition, net  $ 185,955         243,095
       Servicing acquisition costs                  5,536          12,249
       Cash and receivables, net                   16,138           9,949
       Other                                       32,125          19,098
                                                  -------         -------
                                                $ 239,754         284,391
                                                  -------         -------
                                                  -------         -------
     Liabilities:
       Notes payable                            $ 124,665         167,561
       Other                                       19,259          32,176
                                                  -------         -------
                                                $ 143,924         199,737
                                                  -------         -------
                                                  -------         -------

8)   RECLASSIFICATIONS

     Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         (1) Material changes in results of operations.

         Revenues in the three months ended February 28, 1994 were $192.3 million, including sales of homes of $147.4 million, compared to revenues of $117.5 million and sales of homes of $84.8 million in the same period of fiscal 1993.

The increased homebuilding revenues in the three-month period resulted primarily from an increase in the number of deliveries to 1,176 from 816 in the corresponding period of 1993. Additionally, the average price of a home delivered during the three-month period ended February 28, 1994 was $125,000, compared to $105,000 for the corresponding period of the prior year. The higher average sales prices were due to a proportionately greater number of sales of higher-priced homes as well as price increases for existing products.

Other sales and revenues increased to $27.4 million in the first quarter of 1994, compared to $16.5 million in the same period of 1993. The increase in revenues during the first quarter of 1994 was partially attributable to a $3.9 million increase in earnings from the Company's Investment Division partnerships and management fees. This increase was a result of earnings and management fees from the Company's partnership with Westinghouse Electric Corporation and an affiliate of Lehman Brothers which was entered into in the latter half of 1993, as well as an increase in earnings from Lennar Florida Partners during the first quarter of 1994. Rental income increased by $2.2 million primarily as a result of the addition of operating properties throughout 1993. The first quarter of 1994 also included sales of other real estate of $6.1 million. There were no significant sales of other real estate during the first quarter of 1993.

Gross profits from the sales of homes increased to $16.9 million
($14,400 per home) in the first quarter of 1994 from $9.3 million
($11,400 per home) in the same period of fiscal 1993. This increase was a result of the higher number of deliveries, an increase in the gross profit percentage on higher average sales prices and the absorbtion of construction and selling overhead by a higher number of home deliveries. Gross profit percentages increased to 11.5% in the first quarter of 1994 from 11.0% in the corresponding quarter of the prior year.

At February 28, 1994, the Company had approximately $270 million (2,122 homes) of sales contracts in backlog, as compared to $254 million (2,280 homes) at the end of the same period a year ago. The increase in backlog was due to an increase in the average sales price of homes in backlog at February 28, 1994 partially offset by a lower number of homes in backlog.

Gross profits from other sales and revenues increased to $12.4 million during the three months ended February 28, 1994, up from $8.4 million during the same period last year. This increase was attributable to the additional contribution to earnings by the Company's Investment Division partnerships as well as increases in rental income as a result of the addition of operating properties as discussed above.

General and administrative expenses were $8.1 million in the three-month period ended February 28, 1994, compared to $6.2 million in the same period of 1993. The increase was due primarily to increases in personnel and other costs resulting from the expansion of the Company's operations. However, as a percentage of real estate revenues, these expenses decreased in the three months ended February 28, 1994, to 4.6%, compared to 6.1% in the corresponding period of 1993.

Earnings before income taxes from financial services operations were $3.1 million for the three months ended February 28, 1994, compared to $2.6 million for the same period one year ago. The increase was a result of additional earnings from servicing and origination activities which increased as a result of the high levels of mortgage loan origination activity experienced in recent months, along with a reduction of amortization expense for purchased mortgage servicing rights.

This amortization decreased as a result of the change in accounting for purchased mortgage servicing rights which is discussed below. These increases in earnings were partially offset by higher general and administrative costs associated with the expansion of loan origination operations and increased mortgage payoffs.

The provision for income taxes was 39.0% of pre-tax income in the three-month period ended February 28, 1994. This compares to a provision of 36.0% of pre-tax income in fiscal 1993. The higher 1994 tax rate is due primarily to the Company's adoption of the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which required the Company to adjust the assets and liabilities for prior business combinations from net-of-tax to pre-tax amounts.

Effective December 1, 1993, the Company adopted the provisions of SFAS No. 109. This change in accounting principle resulted in an increase to net earnings of $4.7 million in the first quarter of 1994. The change in accounting for income taxes did not have a significant impact on the Company's results of operations. The Adoption of SFAS No. 109 is more fully explained in Note 6 to the consolidated condensed financial statements.

The first quarter of 1994 also included a charge of $3.8 million (net of income taxes of $2.4 million) for the cumulative effect on prior years of a change in accounting for purchased mortgage servicing rights. This change, which is discussed in more detail in Note 6 to the consolidated condensed financial statements, changed the way in which the Company evaluates these assets for impairment from an undiscounted cash flow basis to a discounted cash flow basis. Excluding the cumulative effect, this change increased net earnings in the first quarter of 1994 by $0.4 million.

          (2)  Material changes in financial condition.

          During the three months ended February 28, 1994, $10.3 million of cash was provided by the Company's operations, compared to $20.8 million provided by operations in the first three months of the prior year. The net cash provided by operations in the 1994 quarter was primarily due to cash generated from a $57.2 million decrease in loans held for sale or disposition, which compares to $46.1 million of cash provided in the 1993 period. Partially offsetting this source of cash was cash used to decrease accounts payable and accrued liabilities of $25.4 million during the first quarter of 1994. This compares to a decrease of only $8.5 million in the the first three months of 1993. Receivables increased by approximately $12.8 million during the first quarter of 1994, compared to a decrease in receivables of $0.9 million in the quarter ended February 28, 1993. The cash used to increase receivables in the 1994 period was primarily comprised of a $17.8 million purchase of a loan which the Company acquired for the underlying real estate assets. In addition, there was a $20.4 million increase in inventories in the first quarter of 1994 through land purchases, land development and construction, due to existing and anticipated demand for the Company's homes. Inventories increased $31.0 million during the 1993 period.

Cash used in investing activities increased to $26.9 million in the first quarter of 1994, compared to $16.4 million in the first quarter of 1993. This increase was attributable to an increase in loans held for investment by the Company's financial services operations, and an increase in other assets primarily related to the Company's purchase of participation certificates in two commercial real estate securitizations.

The Company's ratio of real estate debt to total equity was 62.5% at February 28, 1994, compared to 80.8% at February 28, 1993 and 51.8% at November 30, 1993. The increase in this ratio from November 30, 1993 was due primarily to borrowings made to finance the increases in real estate operating assets and investing activities discussed above.

At both February 28, 1994 and November 30, 1993, Universal American Mortgage Company was servicing a portfolio of loans with an unpaid principal balance of $3.4 billion. These loans were acquired from unaffiliated third parties or originated through its mortgage loan origination activities. The balance of this portfolio at February 28, 1993 was approximately $3.8 billion. The decrease in the portfolio from February 28, 1993 was primarily attributable to the significant refinancing volume experienced during 1993. The Company expects the refinancing trend to slow during fiscal 1994 and believes that the lower interest rate loans recently originated will be less susceptible to refinancing and will therefore increase the stability and value of its servicing portfolio.

Part II.  Other Information

Item 1.   LEGAL PROCEEDINGS

          During 1993, the Company settled two lawsuits and a number of claims in which owners of approximately 550 homes built by the Company sought damages as a result of Hurricane Andrew. There still remain approximately 125 additional homeowners who have asserted claims. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Four insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. The Company has settled all outstanding claims with two of these insurance companies which represented the majority of the claims made. In addition to the claims, there are two pending lawsuits in which homeowners or homeowners' insurers seek relatively minor damages. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all, aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material to the results of operations or financial position of the Company.

Items 2-3.  Not applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The following matters were resolved by vote at the April 5, 1994 annual meeting of stockholders of Lennar Corporation:

               (a) The following members of the Board of Directors were re-elected to hold office until 1997:

                    Robert B. Cole
                    James W. McLamore
                    Arnold P. Rosen

                    Other directors whose term of office continued after the meeting:

                    Charles I. Babcock, Jr.
                    Irving Bolotin
                    Leonard Miller
                    Richard W. McEwen
                    Stuart A. Miller
                    Steven J. Saiontz

               (b) Stockholders, by a vote of 76,476,799 votes for vs. 1,715,419 votes against (including a vote of the common stock voting as a separate class of 10,099,599 votes for and 1,715,419 votes against), approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue to 130,000,000 shares, of which 100,000,000 shares would be Common Stock and 30,000,000 shares would be Class B Common Stock.

Item 5.     Not applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    (18)  Letter regarding change in accounting principle.

               (b) Reports on Form 8-K: Registrant was not required to file, and has not filed, a Form 8-K during the quarter for which this report is being filed.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LENNAR CORPORATION
                                                  (Registrant)

Date:  April 14, 1994                            ALLAN J. PEKOR
                                                 Allan J. Pekor
                                            Financial Vice President
                                             Chief Financial Officer

Date:  April 14, 1994                           JAMES T. TIMMONS
                                                James T. Timmons
                                                   Controller
                                            Chief Accounting Officer