Form 10-Q
period 1994-05-31
LENNAR CORP
filed 1994-07-14
CIK 58696

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  May 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__     No _____

Common shares outstanding as of end of current fiscal quarter:
     Common                    25,771,065
     Class B Common             9,986,631

Part I. Financial Information
Item 1. Financial Statements

                    LENNAR CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Earnings
                                (Unaudited)
                  (In thousands, except per share amounts)

                                                Three Months Ended      Six Months Ended
                                               -------------------      ----------------
                                                     May 31,                May 31,
                                                  1994      1993         1994      1993
- - -----------------------------------------------------------------------------------------
REVENUES:
  Real estate operations:
    Sales of homes                             $ 162,468   101,101      309,910   185,865
    Other sales and revenues                      28,237    20,852       55,663    37,385

  Financial services operations                   14,933    16,161       29,661    28,256

  Limited-purpose finance subsidiaries             2,388     3,851        5,102     7,909
                                                 -------   -------      -------   -------
       Total revenues                            208,026   141,965      400,336   259,415
                                                 -------   -------      -------   -------
COSTS AND EXPENSES:
  Real estate operations:
    Cost of homes sold                           144,342    90,609      274,881   166,032
    Cost of other sales and revenues              11,601    13,037       26,668    21,130
    General and administrative expenses            8,260     6,630       16,355    12,826

  Financial services operations                   11,911    11,075       23,546    20,557

  Limited-purpose finance subsidiaries             2,369     3,808        5,159     7,882
                                                 -------   -------      -------   -------
       Total costs and expenses                  178,483   125,159      346,609   228,427
                                                 -------   -------      -------   -------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES      29,543    16,806       53,727    30,988

INCOME TAXES                                      11,522     6,134       20,954    11,311
                                                 -------   -------      -------   -------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                        18,021    10,672       32,773    19,677

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    Income taxes                                     -         -          4,745       -
    Purchased mortgage servicing rights              -         -         (3,784)      -
                                                 -------   -------      -------   -------
NET EARNINGS                                   $  18,021    10,672       33,734    19,677
                                                 =======   =======      =======   =======

AVERAGE SHARES OUTSTANDING                        36,180    35,868       36,134    33,349
                                                 =======   =======      =======   =======

NET EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                      $    0.50      0.30         0.91      0.59

  CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                            -         -           0.03       -
                                                 -------   -------      -------   -------

  NET EARNINGS PER SHARE                       $    0.50      0.30         0.94      0.59
                                                 =======   =======      =======   =======


CASH DIVIDENDS PER COMMON SHARE                $   0.025      0.02        0.045      0.04
                                                 =======   =======      =======   =======

CASH DIVIDENDS PER CLASS B COMMON SHARE        $   0.023     0.017        0.039     0.033
                                                 =======   =======      =======   =======


See accompanying notes to consolidated condensed financial statements.

                   LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                              (Unaudited)
                            (In thousands)

                                                                       May 31,     November 30,
ASSETS                                                                  1994           1993
- - -----------------------------------------------------------------------------------------------
REAL ESTATE AND FINANCIAL SERVICES:
  Real estate assets:
    Cash                                                            $    10,910        10,606
    Receivables, net                                                     24,428        53,136
    Inventories:
      Construction in progress and model homes                          169,486       175,085
      Land held for development                                         313,539       269,449
                                                                      ---------     ---------
        Total Inventories                                               483,025       444,534

    Land held for investment                                             74,056        61,697
    Operating properties and equipment, net                             158,772       156,174
    Investments in and advances to partnerships and joint ventures       57,766        39,410
    Other assets                                                         31,024        17,699

  Financial services assets                                             207,855       284,391
                                                                      ---------     ---------
        Total assets - real estate and financial services             1,047,836     1,067,647
                                                                      ---------     ---------
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Collateral for bonds and notes payable                                101,699       127,075
  Other                                                                     764           768
                                                                      ---------     ---------
        Total assets - limited-purpose finance subsidiaries             102,463       127,843
                                                                      ---------     ---------
                                                                    $ 1,150,299     1,195,490
                                                                      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------
REAL ESTATE AND FINANCIAL SERVICES:
  Real estate liabilities:
    Accounts payable and accrued liabilities                        $    84,207        79,680
    Customer deposits                                                    16,024        16,796
    Income taxes:
      Currently payable                                                   4,178         8,247
      Deferred                                                           55,836        59,638
    Mortgage notes and other debts payable                              295,821       242,193

  Financial services liabilities                                         98,265       199,737
                                                                      ---------     ---------
        Total liabilities - real estate and financial services          554,331       606,291
                                                                      ---------     ---------
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Bonds and notes payable                                                95,511       121,361
  Other                                                                     107           365
                                                                      ---------     ---------
        Total liabilities - limited-purpose finance subsidiaries         95,618       121,726
                                                                      ---------     ---------
STOCKHOLDERS' EQUITY:
  Common stock                                                            2,577         1,715
  Class B common stock                                                      999           666
  Additional paid-in capital                                            169,522       170,023
  Retained earnings                                                     327,252       295,069
                                                                      ---------     ---------
        Total stockholders' equity                                      500,350       467,473
                                                                      ---------     ---------
                                                                    $ 1,150,299     1,195,490
                                                                      =========     =========


See accompanying notes to consolidated condensed financial statements.

                  LENNAR CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statements of Cash Flows
                               (Unaudited)
                             (In thousands)

                                                                                      Six Months Ended
                                                                                     ------------------
                                                                                     May 31,    May 31,
                                                                                      1994       1993
- - -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    $  33,734     19,677
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                   4,338      4,718
      Gain on sales of other real estate                                               (963)      (366)
      Equity in earnings of partnerships and joint ventures                         (11,423)    (3,153)
      Decrease in deferred income taxes                                              (3,111)    (1,588)
      Cumulative effect of changes in accounting principles                            (961)       --
      Changes in assets and liabilities, net of effects from accounting changes:
        Decrease (increase) in receivables                                           19,628     (1,625)
        Increase in inventories                                                     (40,629)   (50,282)
        Decrease (increase) in loans held for sale or disposition                    91,995    (59,275)
        Increase (decrease) in customer deposits                                       (772)     8,277
        Decrease in accounts payable and accrued liabilities                        (29,687)    (1,547)
        Decrease in income taxes currently payable                                   (4,069)    (3,494)
                                                                                    -------    -------
      Net cash provided by (used in) operating activities                            58,080    (88,658)
                                                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to operating properties and equipment                                    (8,343)    (4,861)
  Decrease (increase) in investments in and advances to partnerships
    and joint ventures                                                               (4,055)     1,455
  Increase in loans held for investment                                              (8,359)    (4,989)
  Other investing activities, net                                                    (6,433)    (5,248)
                                                                                    -------    -------
      Net cash used in investing activities                                         (27,190)   (13,643)
                                                                                    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                                     6,500     12,800
  Net borrowings (repayments) under financial services lines of credit              (84,875)    20,943
  Mortgage notes and other debts payable:
    Proceeds from borrowings                                                         57,106      4,188
    Principal payments                                                               (9,978)   (28,716)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and other receivables                      26,925     27,718
    Principal reduction of bonds and notes payable                                  (25,407)   (26,319)
  Common stock:
    Issuance                                                                            694     98,063
    Dividends                                                                        (1,551)    (1,257)
                                                                                    -------    -------
      Net cash provided by (used in) financing activities                           (30,586)   107,420
                                                                                    -------    -------
  Net increase in cash                                                                  304      5,119
  Cash at beginning of period                                                        10,606      4,913
                                                                                    -------    -------
  Cash at end of period                                                           $  10,910     10,032
                                                                                    =======    =======


  Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                            $   7,701      9,289
    Cash paid for income taxes                                                    $  27,620     14,984


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


(3)  Stock split

     All references in the consolidated condensed financial statements and notes to the number of shares outstanding and per share amounts have been restated to reflect a three-for-two stock split effective April 20, 1994.

(4)  Net earnings per share

     Net earnings per share is calculated by dividing net earnings by the weighted average number of total common shares and Class B common shares outstanding and common equivalent shares outstanding during the period.

(5)  Restricted cash

     Cash includes restricted deposits of $3.0 million and $4.2 million as of May 31, 1994 and November 30, 1993, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.


(6)  Financial services

     The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                    May 31,  November 30,
                                                     1994        1993
- - -------------------------------------------------------------------------

     Assets:
       Loans held for sale or disposition, net    $ 151,262    243,095
       Servicing acquisition costs                    5,057     12,249
       Cash and receivables                           9,027      9,949
       Other                                         42,509     19,098
                                                    -------    -------
                                                  $ 207,855    284,391
                                                    =======    =======

     Liabilities:
       Notes payable                              $  82,686    167,561
       Other                                         15,579     32,176
                                                    -------    -------
                                                  $  98,265    199,737
                                                    =======    =======



(7)  Accounting changes

     Effective December 1 ,1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This change in accounting principle resulted in an increase to net earnings of $4.7 million in the first quarter of 1994. The change in accounting for income taxes did not have a significant impact on the Company's results of operations.

     The first quarter of 1994 also included a charge of $3.8 million (net of income taxes of $2.4 million) for the cumulative effect on prior years of a change in accounting for purchased mortgage servicing rights. During the first quarter of 1994, the Company changed the way in which it evaluates these assets from an undiscounted and disaggregated cash flow basis to a discounted and disaggregated cash flow basis. Excluding the cumulative effect, this change increased net earnings in the second quarter and first six months of 1994 by $0.4 million and $0.8 million, respectively.

(8)  Reclassifications

     Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (1) Material changes in results of operations.

         Revenues in the three months and six months ended May 31, 1994 were $208.0 million and $400.3 million, respectively, including sales of homes of $162.5 million and $309.9 million, respectively, compared with revenues of $142.0 million and $259.4 million, respectively, and sales of homes of $101.1 million and $185.9 million, respectively, in the same periods of fiscal 1993.

The increased homebuilding revenues in the three-month and six-month periods resulted primarily from an increase in the number of deliveries to 1,298 and 2,474, respectively, from 982 and 1,798, respectively, in the corresponding periods of 1993. Additionally, the average price of a home delivered during the three-month and six-month periods ended May 31, 1994, was $125,200 and $125,300, respectively, compared with $103,000 and $104,000, respectively, in the corresponding periods of the prior year.

Other sales and revenues increased to $28.2 million and $55.7 million, respectively, in the second quarter and first six months of 1994, compared to $20.9 million and $37.4 million, respectively, in the same periods of 1993. The higher revenues were partially attributable to partnership earnings and management fee income which increased in the second quarter and first six months of 1994 by $9.1 million and $12.9 million, respectively, when compared to the same periods of 1993. These increases resulted primarily from the addition of the Company's partnership with Westinghouse Electric Corporation and an affiliate of Lehman Brothers during the third quarter of 1993, as well as an increase in earnings from the Company's partnership with The Morgan Stanley Real Estate Fund, L.P. Rental income increased by $1.6 million and $3.9 million, respectively, for the second quarter and first six months of 1994 due primarily to the addition of operating properties. Also contributing to the increased revenues in the six-month period were sales of other real estate. These sales amounted to $7.9 million in the first six months of 1994 compared to $1.2 million during the first half of 1993. Partially offsetting these increases was a decrease in revenues from the repair or rebuilding of homes which were damaged by Hurricane Andrew. These revenues were $4.7 million and $6.4 million, respectively, during the three-month and six-month periods ended May 31, 1993. These activities were substantially completed during 1993 and revenues from these activities during the 1994 periods were not material.

Gross profits from the sales of homes increased in the second quarter and first six months of 1994 to $18.1 million ($14,000 per home) and $35.0 million ($14,200 per home), respectively, compared to $10.5 million ($10,700 per home) and $19.8 million ($11,100 per home), respectively, in the same periods of fiscal 1993. These increases were primarily attributable to an increase in the number of deliveries, an increase in the gross profit percentage on higher average sales prices and the absorption of construction and selling overhead by a higher number of home deliveries. Gross profit percentages were 11.2% and 11.3%, respectively, in the second quarter and first six months of 1994, compared to 10.4% and 10.7%, respectively, in the 1993 periods.

At May 31, 1994, the Company had approximately $270 million (2,070 homes) of sales contracts in backlog, as compared to $328 million (2,780 homes) at May 31, 1993. The decrease in backlog was the result of a higher number of closings in the first half of the year, as compared with 1993, as well as a lower number of new orders. The decrease in the dollar value of backlog was partially offset by an increase in the average sales price of homes in backlog to $130,600 from $118,100.

Gross profits from other sales and revenues increased to $16.6 million and $29.0 million, respectively, for the second quarter and first six months of 1994 from $7.8 million and $16.3 million, respectively, in the same periods of 1993. These increases were primarily attributable to the increase in earnings by the Company's Investment Division partnerships and increases in rental income resulting from the addition of operating properties as discussed above.

General and administrative expenses were $8.3 million and $16.4 million, respectively, in the three-month and six-month periods ended May 31, 1994, compared with $6.6 million and $12.8 million, respectively, in the same periods of 1993. The increase was primarily attributable to increases in personnel and other costs resulting from the expansion of the Company's operations. However, as a percentage of real estate revenues, these expenses decreased in the three months and six months ended May 31, 1994, to 4.3% and 4.5%, respectively, compared to 5.4% and 5.7%, respectively, in the corresponding periods of 1993.

Earnings before income taxes from financial services operations were $3.0 million and $6.1 million, respectively, for the three months and six months ended May 31 1994, compared to $5.1 million and $7.7 million for the same periods one year ago. The decrease in 1994 earnings was due primarily to lower gains on bulk sales of mortgage loan servicing rights. In 1993, these gains totaled $2.0 million for both the second quarter and first six months, compared to gains of $0.4 million and $0.9 million, respectively, in the comparable periods of 1994. Also contributing to the lower 1994 earnings were higher general and administrative costs associated with the expansion of loan origination operations and increased mortgage payoffs. Partially offsetting these decreases was a reduction of amortization expense for purchased mortgage servicing rights. This amortization decreased as a result of the change in accounting for purchased mortgage servicing rights during the first quarter of 1994.

The provision for income taxes was 39.0% of pre-tax income for the second quarter and the first six months of 1994. This compares to a provision of 36.5% of pre-tax income for the same periods of 1993. The higher 1994 tax rate was due primarily to the Company's adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which required the Company to adjust the assets and liabilities for prior business combinations from net-of-tax to pre-tax amounts.

         (2) Material changes in financial condition.

         During the six months ended May 31, 1994, $58.1 million of cash was provided by the Company's operations, compared to $88.7 million of cash used in operations during the first six months of the prior year. In addition to higher earnings, cash flow from operations during the 1994 period increased primarily as a result of cash generated from a $92.0 million decrease in loans held for sale or disposition by one of the Company's mortgage banking subsidiaries, Universal American Mortgage Company, ("UAMC"). This compares to $59.3 million used in the 1993 period to increase the balance of such loans. During 1994, $19.6 million of cash was provided by a decrease in receivables, which compares to a $1.6 million use of cash to increase receivables during the same period of the prior year. The significant decrease in receivables was primarily related to the collection of an $11.3 million note receivable during the second quarter of 1994. Additionally, the Company used $40.6 million, during 1994, to increase inventories through land purchases, land development and construction. This compares to $50.3 million used in the 1993 period to increase inventories. Partially offsetting the increases in cash flow during the 1994 period was cash used to decrease accounts payable and accrued liabilities from both the real estate and mortgage banking activities of $29.7 million (net of effects from accounting changes), $1.5 million was used to decrease accounts payable and accrued liabilities during the 1993 period.

Cash used in investing activities increased to $27.2 million in the first six months of 1994, compared to $13.6 million in the first six months of 1993. This increase was attributable to an increase in operating properties, an increase in loans held for investment by the Company's financial services operations, as well as an increase in other assets primarily due to the Company's purchase of participation certificates in two commercial real estate securitizations.

The Company's ratio of real estate debt to total equity increased to 59.1% at May 31, 1994, compared with 51.8% at November 30, 1993. The increase in this ratio was due primarily to borrowings made to finance the increases in real estate operating assets and the investing activities discussed above.

As of May 31, 1994, UAMC was a party to warehouse loan agreements under which it could borrow up to $200 million. Borrowings under these agreements, which are secured by certain mortgage loans held for sale and servicing rights to certain loans serviced by UAMC, were $82.7 million at May 31, 1994 and $167.6 million at November 30, 1993.

At May 31, 1994 and November 30, 1993, UAMC was servicing a portfolio of loans with an unpaid principal balance of $3.5 billion and $3.4 billion, respectively. These loans were originated through LFS' mortgage loan origination activities or acquired from unaffiliated third parties. The balance of this portfolio as of May 31, 1993 was $3.5 billion.

Part II. Other Information

Item 1.  Legal Proceedings

         During 1993, the Company settled two lawsuits and a number of claims in which owners of approximately 550 homes built by the Company sought damages as a result of Hurricane Andrew. There still remain approximately 125 additional homeowners who have asserted claims. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Five insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. The Company has settled all outstanding claims with two of these insurance companies which represented the majority of the claims made. In addition to the claims, there are five pending lawsuits in which homeowners or homeowners' insurers seek damages. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all, aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material to the results of operations or financial position of the Company.


Items 2-5. Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:  None

         (b) Reports on Form 8-K: During the second quarter of 1994 the Company filed a Current Report on Form 8-K relating to the Company's change of Independent Auditors.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LENNAR CORPORATION
                                             ------------------------
                                                   (Registrant)



Date:  July 14, 1994                              ALLAN J. PEKOR
                                             ------------------------
                                                  Allan J. Pekor
                                             Financial Vice President
                                              Chief Financial Officer



Date:  July 14, 1994                             JAMES T. TIMMONS
                                             ------------------------
                                                 James T. Timmons
                                                    Controller
                                             Chief Accounting Officer