Form 10-Q
period 1994-08-31
LENNAR CORP
filed 1994-10-14
CIK 58696

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                                        FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the period ended  AUGUST  31, 1994

Commission File Number:  1-6643




                                  LENNAR CORPORATION
                     (Exact name of registrant as specified in its charter)

             DELAWARE                                           59-1281887
(State or other jurisdiction  of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)



 700 NORTHWEST 107 AVENUE,  MIAMI, FLORIDA                        33172
  (Address of principal executive offices)                      (Zip Code)



                                    (305) 559-4000
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No _____


Common shares outstanding as of end of current fiscal quarter:
         Common                     25,772,565
         Class B Common              9,986,631

Part I. Financial Information
Item 1. Financial Statements

                  LENNAR CORPORATION AND SUBSIDIARIES
              Consolidated Condensed Statements of Earnings
                              (Unaudited)
                 (In thousands, except per share amounts)


                                                       Three Months Ended        Nine Months Ended
                                                       -------------------       ------------------
                                                             August 31,              August 31,
                                                         1994        1993        1994        1993
- ---------------------------------------------------------------------------------------------------
REVENUES:
    Real estate operations:
    Sales of homes                                     $142,009     128,974     451,919     314,839
    Other sales and revenues                             42,963      19,377      98,626      56,762

  Financial services operations                          13,022      15,329      42,683      43,585

  Limited-purpose finance subsidiaries                    2,260       3,441       7,362      11,350
                                                       --------     -------     -------     -------
      Total revenues                                    200,254     167,121     600,590     426,536
                                                       --------     -------     -------     -------

COSTS AND EXPENSES:
  Real estate operations:
    Cost of homes sold                                  126,365     113,274     401,246     279,306
    Cost of other sales and revenues                     23,682      12,217      50,350      33,347
    General and administrative expenses                   7,822       6,503      24,177      19,329

  Financial services operations                           9,969      12,284      33,515      32,841

  Limited-purpose finance subsidiaries                    2,161       3,471       7,320      11,353
                                                       --------     -------     -------     -------

      Total costs and expenses                          169,999     147,749     516,608     376,176
                                                       --------     -------     -------     -------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES             30,255      19,372      83,982      50,360

INCOME TAXES                                             11,799       7,361      32,753      18,672
                                                       --------     -------     -------     -------

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                               18,456      12,011      51,229      31,688

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    Income taxes                                              -           -       4,745           -
    Purchased mortgage servicing rights                       -           -      (3,784)          -
                                                       --------     -------     -------     -------

NET EARNINGS                                           $ 18,456      12,011      52,190      31,688
                                                       ========     =======     =======     =======

AVERAGE SHARES OUTSTANDING                               36,056      36,068      36,108      34,255
                                                       ========     =======     =======     =======

NET EARNINGS PER SHARE:

  BEFORE CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                              $   0.51        0.33        1.42        0.93

  CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                                     -           -        0.03           -
                                                       --------     -------     -------     -------

  NET EARNINGS PER SHARE                               $   0.51        0.33        1.45        0.93
                                                       ========     =======     =======     =======


CASH DIVIDENDS PER COMMON SHARE                        $  0.025        0.02        0.07        0.06
                                                       ========     =======     =======     =======

CASH DIVIDENDS PER CLASS B COMMON SHARE                $  0.023       0.017       0.062        0.05
                                                       ========     =======     =======     =======


See accompanying notes to consolidated condensed financial statements.

                 LENNAR CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Balance Sheets
                          (Unaudited)
                        (In thousands)


                                                                       August 31,    November 30,
ASSETS                                                                    1994           1993
- -------------------------------------------------------------------------------------------------

REAL ESTATE AND FINANCIAL SERVICES:
  Real estate assets:
    Cash                                                              $   10,158        10,606
    Receivables, net                                                      19,508        53,136
    Inventories:
      Construction in progress and model homes                           186,015       175,085
      Land held for development                                          313,365       269,449
                                                                      ----------     ---------

        Total inventories                                                499,380       444,534

    Land held for investment                                              74,174        61,697
    Operating properties and equipment, net                              149,789       156,174
    Investments in and advances to partnerships and joint ventures        61,188        39,410
    Other assets                                                          32,808        17,699

  Financial services assets                                              234,012       284,391
                                                                      ----------     ---------

        Total assets - real estate and financial services              1,081,017     1,067,647
                                                                      ----------     ---------

LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Collateral for bonds and notes payable                                  93,431       127,075
  Other                                                                      677           768
                                                                      ----------     ---------
        Total assets - limited-purpose finance subsidiaries               94,108       127,843
                                                                      ----------     ---------
                                                                      $1,175,125     1,195,490
                                                                      ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------

REAL ESTATE AND FINANCIAL SERVICES:
  Real estate liabilities:
    Accounts payable and accrued liabilities                          $   88,444        79,680
    Customer deposits                                                     17,959        16,796
    Income taxes:
      Currently payable                                                      691         8,247
      Deferred                                                            58,000        59,638
    Mortgage notes and other debts payable                               294,605       242,193

  Financial services liabilities                                         110,002       199,737
                                                                      ----------     ---------
        Total liabilities - real estate and financial services           569,701       606,291
                                                                      ----------     ---------

LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Bonds and notes payable                                                 87,371       121,361
  Other                                                                       95           365
                                                                       ----------     ---------
        Total liabilities - limited-purpose finance subsidiaries          87,466       121,726
                                                                      ----------     ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                             2,577         1,715
  Class B common stock                                                       999           666
  Additional paid-in capital                                             169,543       170,023
  Retained earnings                                                      344,839       295,069
                                                                      ----------     ---------
        Total stockholders' equity                                       517,958       467,473
                                                                      ----------     ---------
                                                                      $1,175,125     1,195,490
                                                                      ==========     =========


See accompanying notes to consolidated condensed financial statements.

                 LENNAR CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statements of Cash Flows
                           (Unaudited)
                         (In thousands)



                                                                                               Nine Months Ended
                                                                                            ----------------------
                                                                                            August 31,  August 31,
                                                                                               1994        1993
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                               $ 52,190     31,688
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                             6,859      7,528
      Gain on sales of other real estate                                                       (9,630)      (437)
      Equity in earnings of partnerships and joint ventures                                   (17,225)    (4,296)
      Decrease in deferred income taxes                                                        (2,120)      (855)
      Cumulative effect of changes in accounting principles                                      (961)         -
      Changes in assets and liabilities, net of effects from accounting changes:
        Decrease (increase) in receivables                                                     21,343     (3,926)
        Increase in inventories                                                               (59,433)   (94,287)
        Decrease (increase) in financial services' loans held for sale or disposition         117,699    (18,494)
        Increase (decrease) in accounts payable and accrued liabilities                       (29,474)     6,442
        Increase in customer deposits                                                           1,163     10,556
        Decrease in income taxes currently payable                                             (3,836)    (3,198)
                                                                                            ---------    -------
      Net cash provided by (used in) operating activities                                      76,575    (69,279)
                                                                                            ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Operating properties and equipment:
    Additions                                                                                  (9,628)    (7,279)
    Sales                                                                                      20,007          -
  Increase in investments in and advances to partnerships
    and joint ventures                                                                         (1,675)   (23,676)
  Purchase of commercial mortgage-backed securities                                           (29,121)         -
  Purchase of interests in joint ventures, net of cash acquired                                     -     (4,782)
  Other investing activities, net                                                              (4,585)    (6,380)
                                                                                            ---------    -------
      Net cash used in investing activities                                                   (25,002)   (42,117)
                                                                                            ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                                               8,700     56,200
  Net borrowings (repayments) under financial services lines of credit                       (104,534)     3,324
  Mortgage notes and other debts payable:
    Proceeds from borrowings                                                                   60,371     14,005
    Principal payments                                                                        (16,660)   (53,983)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and other receivables                                35,319     41,699
    Principal reduction of bonds and notes payable                                            (33,513)   (39,409)
  Common stock:
    Issuance                                                                                      716     98,214
    Dividends                                                                                  (2,420)    (1,938)
                                                                                            ---------    -------
      Net cash provided by (used in) financing activities                                     (52,021)   118,112
                                                                                            ---------    -------
  Net increase (decrease) in cash                                                                (448)     6,716
  Cash at beginning of period                                                                  10,606      4,913
                                                                                            ---------    -------
  Cash at end of period                                                                     $  10,158     11,629
                                                                                            =========    =======

  Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                                      $   8,804     14,070
    Cash paid for income taxes                                                              $  37,798     21,569


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

         Financial services activities are conducted primarily through LFS and the following six subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., TitleAmerica Insurance Corporation, Lennar Funding Corporation and Loan Funding, Inc. These companies arrange mortgage financing, title insurance, and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans, and perform mortgage loan servicing activities.

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

(5)       RESTRICTED CASH

          Cash includes restricted deposits of $3.0 million and $4.2 million as of August 31, 1994 and November 30, 1993, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.


(6)       FINANCIAL SERVICES

         The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:


                                                                     August 31,    November 30,
                                                                        1994           1993
- -----------------------------------------------------------------------------------------------
Assets:
  Loans held for sale or disposition, net .....................   $    125,637      243,095
  Loans held for investment ...................................         39,236       15,746
  Commercial mortgage-backed securities .......................         46,459            -
  Servicing acquisition costs .................................          4,426       12,249
  Cash and receivables.........................................         13,732        9,949
  Other .......................................................          4,522        3,352
                                                                  ------------   ----------
                                                                  $    234,012      284,391
                                                                  ============   ==========
Liabilities:
  Notes and other debts payable ...............................   $     97,873      167,561
  Other .......................................................         12,129       32,176
                                                                  ------------   ----------
                                                                  $    110,002      199,737
                                                                  ============   ==========


(7)        ACCOUNTING CHANGES

         Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This change in accounting principle resulted in an increase to net earnings of $4.7 million in the first quarter of 1994. The change in accounting for income taxes did not have a significant impact on the Company's results of operations.

         The first quarter of 1994 also included a charge of $3.8 million (net of income taxes of $2.4 million) for the cumulative effect on prior years of a change in accounting for purchased mortgage servicing rights. During the first quarter of 1994, the Company changed the way in which it evaluates these assets from an undiscounted and disaggregated cash flow basis to a discounted and disaggregated cash flow basis. Excluding the cumulative effect, this change increased net earnings in the third quarter and first nine months of 1994 by $0.3 million and $1.0 million, respectively.


(8)      SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the third quarter of 1994, the Company's financial services operations acquired commercial mortgage-backed securities for $46.5 million. Of this amount, $11.6 million was paid in cash, and the balance of $34.9 was financed by the sellers.


(9)       RECLASSIFICATIONS

         Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           (1)  Material changes in results of operations.

           Revenues in the three months and nine months ended August 31, 1994 were $200.3 million and $600.6 million, respectively, including sales of homes of $142.0 million and $451.9 million, respectively, compared with revenues of $167.1 million and $426.5 million, respectively, and sales of homes of $129.0 million and $314.8 million, respectively, in the same periods of fiscal 1993.

The increased homebuilding revenues in the third quarter of 1994 resulted from an increase in the average price of homes delivered to $125,600 in the third quarter of 1994, from $109,700 in the third quarter of 1993. This increase was partially offset by a decrease in the number of deliveries during the third quarter of 1994 to 1,131 homes from 1,176 homes in the same period of 1993. The increased revenues in the first nine months of 1994 were attributable to both an increase in the number of deliveries and in the average price of homes delivered. In the first nine months of 1994 3,605 homes were delivered with an average price of $125,400, this compares to 2,974 deliveries with an average price of $106,200, in the corresponding period of 1993. The higher average sales prices were due to a greater number of sales of higher-priced homes, as well as price increases for existing products.

Other sales and revenues increased to $43.0 million and $98.6 million, respectively, in the third quarter and first nine months of 1994, compared to $19.4 million and $56.8 million, respectively, in the same periods of 1993. The following table outlines the sources of other sales and revenues for the three-month and nine-month periods ending August 31, 1994 and 1993:


============================================================================================================
                                                    Three Months Ended                Nine Months Ended
                                                        August 31,                       August 31,
    (In thousands)                                 1994             1993            1994            1993
- ------------------------------------------------------------------------------------------------------------
    Rental Income                                 $ 8,685            8,017          27,039          22,511
    Equity in earnings of partnerships              5,802            1,143          17,225           4,296
    Management fees                                 3,141            1,987          10,144           4,329
    Sales of other real estate                     21,125              192          28,983           1,345
    Other                                           4,210            8,038          15,235          24,281
- ------------------------------------------------------------------------------------------------------------
    Total                                         $42,963           19,377          98,626          56,762
============================================================================================================

The increase in the equity in earnings of partnerships and management fees resulted from both the addition of the Company's partnership with Westinghouse Electric Corporation and an affiliate of Lehman Brothers (LW Real Estate Investments L.P.) during the third quarter of 1993, and increased earnings from the Company's partnerships with The Morgan Stanley Real Estate Fund L.P. The increase in sales of other real estate was primarily attributable to the sale of an operating property during the third quarter of 1994. The decrease in other revenues in 1994 is primarily attributable to a decrease in revenues from the repair or rebuilding of homes which were damaged by Hurricane Andrew. In the three-month and nine-month periods of 1993 these revenues were $4.2 million and $10.5 million, respectively. These activities were substantially completed during 1993 and revenues from these activities during the 1994 periods were not material.

Gross profits from the sales of homes in the third quarter and first nine months of 1994 were $15.6 million ($13,800 per home) and $50.7 million ($14,100 per home), respectively, compared to $15.7 million ($13,400 per home) and $35.5 million ($12,000 per home), respectively, in the same periods of fiscal 1993. The increase in the nine-month results was primarily attributable to an increase in the number of homes delivered, higher average sales prices and the absorption of construction and selling overhead by a higher number of home deliveries. Gross profit percentages from the sales of homes were 11.0% and 11.2%, respectively, in the third quarter and first nine months of 1994, compared to 12.2% and 11.3%, respectively, in the 1993 periods. The decreases in gross profit percentages were attributable to higher construction costs due to additional building code requirements in several counties throughout Florida, as well as increased competition in many of the Company's markets.

At August 31, 1994 the Company had approximately $287 million (2,081 homes) of sales contracts in backlog, as compared to $336 million (2,747 homes) at August 31, 1993. The decrease in backlog was the result of a higher number of deliveries in 1994, as well as a lower number of new orders. The decrease in the dollar value of backlog was partially offset by an increase in the average sales price of homes in backlog to $137,900 from $122,300.

Gross profits from other sales and revenues increased to $19.3 million and $48.3 million, respectively, for the third quarter and first nine months of 1994 from $7.2 million and $23.4 million, respectively, in the same periods of 1993. These increases were primarily attributable to the increased earnings and management fees provided by the Company's Investment Division partnerships and the sale of an operating property in the third quarter of 1994 which contributed a gross profit of $8.5 million.

General and administrative expenses were $7.8 million and $24.2 million, respectively, in the three-month and nine-month periods ended August 31, 1994, compared to $6.5 million and $19.3 million, respectively, in the same periods of fiscal 1993. The increase was primarily attributable to increases in personnel and other costs resulting from the expansion of the Company's operations. However, as a percentage of real estate revenues, these expenses decreased in the three months and nine months ended August 31, 1994, to 4.2% and 4.4%, respectively, compared to 4.4% and 5.2%, respectively, in the corresponding periods of 1993.

Earnings before income taxes from financial services operations were $3.1 million and $9.2 million, respectively, for the three months and nine months ended August 31, 1994, compared to $3.0 million and $10.7 million, respectively, for the same period one year ago. The higher earnings in the three-month period and the lower earnings in the nine-month period were partially attributable to varying gains on bulk sales of mortgage loan servicing rights. In the third quarter and first nine months of 1994, these gains totaled $1.4 million and $2.2 million, respectively, compared to gains of $1.0 million and $3.1 million, respectively, in the comparable periods of 1993. Excluding the effect of these transactions, 1994 earnings were lower in both the three-month and nine-month periods due primarily to a decline in mortgage loan originations and a reduction in servicing revenues. The Company has reduced overhead in production and support areas in response to the lower origination volume. Partially offsetting these decreases was a reduction of amortization expense for purchased mortgage servicing rights. This amortization decreased as a result of the change in accounting for purchased mortgage servicing rights during the first quarter of 1994.

The provision for income taxes was 39.0% of pre-tax income for the third quarter and the first nine months of 1994. This compares to a provision of 38.0% for the third quarter of 1993 and 37.1% for the first nine months of 1993. The higher 1994 tax rate was due primarily to the Company's adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which required the Company to adjust the assets and liabilities for prior business combinations from net-of-tax to pre-tax amounts.

           (2)  Material changes in financial condition.

            During the nine months ended August 31, 1994, $76.6 million of cash was provided by the Company's operations, compared to $69.3 million of cash used by operations during the corresponding period of the prior year. In addition to higher earnings, cash flow from operations during the 1994 period increased primarily as a result of cash generated from a $117.7 million decrease in loans held for sale or disposition by one of the Company's mortgage banking subsidiaries, Universal American Mortgage Company, ("UAMC"). This compares to $18.5 million used in the 1993 period to increase the balance of such loans. During 1994, $21.3 million of cash was provided by a decrease in receivables, which compares to a $3.9 million use of cash to increase receivables during the same period of the prior year. The significant decrease in receivables was primarily related to the collection of an $11.3 million note receivable during the second quarter of 1994. Additionally, the Company used $59.4 million during 1994 to increase inventories through land purchases, land development and construction. This compares to $94.3 million used in the 1993 period to increase inventories. Partially offsetting the increases in cash flow during the 1994 period was cash used to decrease accounts payable and accrued liabilities from both real estate and mortgage banking activities of $29.5 million (net of effects of accounting changes), this compares to a $6.4 million increase in cash from accounts payable and accrued liabilities in the 1993 period.

Cash used in investing activities decreased to $25.0 million in the first nine months of 1994, compared to $42.1 million in the first nine months of 1993. This decrease was partially the result of a lower increase in investments in and advances to partnerships and joint ventures. In 1994, $1.7 million of cash was used to increase investments in partnerships, compared to $23.7 million of cash used in 1993. Cash used for these activities in 1993 was primarily attributable to the Company's $28.8 million investment in LW Real Estate Investments L.P. Cash used in the 1994 period is primarily attributable to investments totaling $12.0 million in two new investment division partnerships, partially offset by cash distributions from the Company's existing partnerships. Also contributing to the decrease in cash used for investing activities was the Company's sale of an operating property in the third quarter of 1994 for $20.0 million. Partially offsetting the decreases in cash used for investing activities, was $29.1 million used by both the investment and financial services divisions to purchase commercial mortgage-backed securities. The total amount of commercial mortgage-backed securities purchased during the first nine months of 1994 was $64.0 million of which $34.9 million was financed by the sellers of some of the pools of securities purchased.

The Company's ratio of real estate debt to total equity increased to 56.9% at August 31, 1994, compared with 51.8% at November 30, 1993. The increase in this ratio was due primarily to borrowings made to finance the increase in inventories and the investing activities discussed above.

On July 29, 1994, the Company extended and increased the amount of its revolving credit agreement. The term of the agreement is three years. The commitment was increased to $250 million and includes eleven banks. On every anniversary date of the agreement each bank has the option to participate in a one year extension.

As of August 31, 1994, UAMC was a party to warehouse loan agreements under which it could borrow up to $110 million. These agreements were decreased from $200 million at November 30, 1993 due to reduced borrowing needs. Borrowings under these agreements, which are secured by certain mortgage loans held for sale and servicing rights to certain loans serviced by UAMC, were $63.0 million at August 31, 1994 and $167.6 million at November 30, 1993.

At August 31, 1994 and November 30, 1993, UAMC was servicing a portfolio of loans with an unpaid principal balance of $3.3 billion and $3.4 billion, respectively. These loans were originated through the financial services division's mortgage loan origination activities or acquired from unaffiliated third parties. The balance of this portfolio as of August 31, 1993 was $3.4 billion.

Part II.    Other Information

Item 1.    LEGAL PROCEEDINGS

             During 1993 and 1994, the Company settled two lawsuits and a number of claims in which owners of approximately 675 homes built by the Company sought damages as a result of Hurricane Andrew. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Five insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. The Company has settled all outstanding claims with four of these insurance companies which represented the majority of the claims made. In addition to the claims, there are three pending lawsuits in which homeowners or homeowners' insurers seek damages. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all, aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material to the results of operations or financial position of the Company.


Items 2- 5.  Not applicable


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



                                           LENNAR CORPORATION
                                           ---------------------------
                                           (Registrant)





Date:  OCTOBER   12, 1994                  ALLAN J. PEKOR
                                           ----------------------------
                                           Allan J. Pekor
                                           Financial Vice President
                                           Chief Financial Officer






Date:  OCTOBER   12, 1994                  JAMES T. TIMMONS
                                           -----------------------------
                                           James T. Timmons
                                           Controller
                                           Chief Accounting Officer