Form 10-K
period 1994-11-30
LENNAR CORP
filed 1995-02-28
CIK 58696

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended November 30, 1994

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

Common Stock, par value 10 cents                   New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        YES [X]   NO [ ]

As of February 6, 1995, registrant had outstanding 25,796,865 shares of common stock and 9,986,631 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding 25,341,078 shares of common stock and 40,501 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $428,314,146, were held by non-affiliates of the registrant.

Documents incorporated by reference:

    Related
    Section                Documents
    ---------------------------------------------------------------------------
     II        Pages 12 through 34 of the Annual Report to Stockholders for the year ended November 30, 1994.
    III        Definitive Proxy Statement to be filed pursuant to Regulation
                 14 A on or before March 30, 1995.

                                      PART I

ITEM 1.      BUSINESS

        (a)  General Development of Business.

             Lennar Corporation (together with its subsidiaries, the "Company") is a full service real estate company. The Company's operations include homebuilding, real estate investment and financial services. The Company's homebuilding operations include the construction and sale of homes, as well as the purchase, development and sale of residential land. The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial real estate and other real estate related assets. The financial services operations consist of mortgage loan servicing and origination, closing and title services and investments in rated commercial real estate mortgage-backed securities.

             In 1992, the Company, through its Investment Division, began acquiring portfolios of commercial real estate assets, including real estate related loans, which it believed it could liquidate at a profit. The Company had entered into a total of six partnerships as of November 30, 1994, all of which have been formed to acquire and manage a portfolio of assets. The six partnerships include four new partnerships which were formed during 1994. Shortly after the end of the 1994 fiscal year, the Company formed a seventh partnership which consisted primarily of assets located in California and consequently opened an Investment Division office in Los Angeles. The Company shares in the profits and losses of the partnerships and also receives fees for the management and disposition of the partnerships' assets. The Company has also been active in acquiring additional commercial real estate assets for its own account during the past several years.

             During 1994, the Company also began acquiring, at a discount, portions of commercial real estate mortgage-backed securities. The Company's Investment Division invests in the unrated portions of these securities and the Financial Services Division invests in rated portions. The Company's Investment Division partnerships also retain portions of these securities when they are the issuer of the securities. The Company's Investment Division is the special servicer on behalf of all the certificate holders (the majority of which are not Lennar entities) of the commercial mortgage-backed securities which are held by the Company and its partnerships.

             Since 1991 the Company has expanded its homebuilding operations by entering the following new markets: Dallas, Texas in 1991; Houston, Texas and Port St. Lucie, Florida in 1992 and Sarasota, Florida in 1994.

        (b)  Financial Information about Industry Segments.

             The Company operates principally in three industry segments - homebuilding, real estate investment and financial services. The financial information related to these industry segments is contained in the financial statements incorporated by reference to pages 19 through 33 of the Company's 1994 Annual Report to Stockholders.

        (c)  Narrative Description of Business.

                                HOMEBUILDING

             The Company and its predecessor have been building homes since 1954. The Company believes that, since its acquisition of Development Corporation of America in 1986, it has each year delivered more homes in Florida than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in the Dallas/Fort Worth area of

Texas, in 1992 it started homebuilding operations in Houston, Texas and Port St. Lucie, Florida and in late 1994 the Company began homebuilding operations in Sarasota, Florida. The Company has constructed and sold over 100,000 homes to date.

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

             The Company sells single-family attached and detached homes and condominiums in buildings generally one to five stories in height. Homes sold by the Company are primarily in the moderate price range for the areas in which they are located. They are targeted primarily at first time homebuyers, move-up homebuyers and, in some communities, retirees. The average sales price of a Lennar home was $126,200 in fiscal 1994.

             CURRENT HOMEBUILDING ACTIVITIES

             The table on the following page summarizes information about the Company's recent homebuilding activities:

                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Real Estate Activities

                                                                                     NOVEMBER 30, 1994
                                                       -----------------------------------------------------------------------------
                                  HOMES DELIVERED                                                                  ESTIMATED NUMBER
                                  IN YEARS ENDED       HOMES COMPLETED OR UNDER CONSTRUCTION                     OF HOMES THAT COULD
                                   NOVEMBER 30,        -------------------------------------     SOLD HOMES       BE CONSTRUCTED ON
                              ---------------------                      AVAILABLE FOR            NOT YET           LAND CURRENTLY
REGION AND TYPE OF PRODUCTS    1994    1993    1992        SOLD (1)          SALE                STARTED (1)       OWNED (2) (3) (4)
- ---------------------------   -----   -----   -----        --------      -------------           -----------     -------------------

Florida

  Single-Family Detached      2,471   2,145   1,520           586             342                    425                 16,720
  Single-Family Attached        426     796     317           131             102                     31                  3,040
  Multifamily                   820     772     444           107             145                     42                  6,460

Arizona

  Single-Family Detached        586     596     525           163              63                     60                  1,950
  Single-Family Attached         46      11      --            12              21                      3                    120
  Multifamily                    --      --      11            --              --                     --                     40

Texas

  Single-Family Detached        616     304     140           116             174                     27                  2,830
  Single-Family Attached         --      --      --            --              --                     --                     --
  Multifamily                    --      --      --            --              --                     --                     --
                              -----   -----   -----         -----           -----                  -----                 ------
           Totals             4,965   4,624   2,957         1,115             847                    588                 31,160
                              =====   =====   =====         =====           =====                  =====                 ======

Joint Ventures (Florida)         --      10      82            --              --                     --                     --
                              =====   =====   =====         =====           =====                  =====                 ======

Notes:
(1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.
(2) Based on current management estimates, which are subject to change.
(3) The Company owns additional property which it may in the future decide to develop or sell.
(4) As of November 30, 1994, the Company had contracts or options to purchase approximately 8,100 additional homesites.

                                       3

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

             The Company employs sales associates who are paid salaries, commissions or both to make onsite sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its residential communities through local media and sells primarily from models that it has designed and constructed. In addition, the Company advertises its retirement communities in areas in which potential retirees live.

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

             COMPETITION

             The housing industry is highly competitive. In its activities, the Company competes with other developers and builders in and near the areas where the Company's communities are located, including a number of homebuilders with nationwide operations. The Company has for the past 25 years been one of the largest homebuilders in South Florida and for the past several years has delivered more homes in the State of Florida than any other homebuilder. Further, the Company is a leading homebuilder in Arizona and is increasing its market position in the Dallas and Houston, Texas areas. Nonetheless, the Company is subject to intense competition from a large number of homebuilders in all of its market areas.

                                  INVESTMENT

             The Company has been engaged for more than 20 years in developing and managing commercial and residential income-producing properties. Currently, through its Investment Division, the Company owns and manages more than 2,800 rental apartment units (which are approximately 90% occupied) and more than 2.3 million square feet of low rise office buildings, warehouses and neighborhood retail centers (which are approximately 89% occupied), as well as a 297 room hotel, a mobile home park, and golf and other recreational facilities in various communities. At times, when properties reach what the Company believes to be optimum value, the Company sells them.

             Since 1992, the Investment Division has been acquiring, by itself and through partnerships, portfolios of real estate assets which it believes it can liquidate at a profit and from which it can generate rental, interest and other income during the several year liquidation process. By November 30, 1994, the Investment Division had entered into six partnerships. The Company's equity interests in these partnerships range from 9.9% to 50%. In addition to the Company's participating in the partnerships' purchases of portfolios of real estate assets, the Investment Division oversees the management of those portfolios, for which it receives management fees. A portfolio may consist of a combination of performing loans, non-performing loans and real estate. With regard to performing loans, either principal and interest payments are collected until the loans are paid in full, or the loans are used as collateral for non-recourse debt (which has the effect of accelerating the partnerships' cash realization). With regard to non-performing loans, the partnerships attempt to renegotiate the terms with the borrowers or they pursue other remedies, depending on the circumstances. These loans either become performing, are paid off, or the partnerships become the owners of the underlying real estate. This real estate is then managed and value enhanced until it can be sold.

             In several instances, loans held by partnerships have been sold to pools, which have obtained funding by issuing rated and unrated securities entitling the holders to the future proceeds of the loans. Often, the partnerships retain the unrated portions of the securities issued. During 1994, the Investment Division began acquiring, at substantial discounts from their face amounts, unrated portions of commercial real estate debt securities issued by others. The Investment Division is the special servicer on behalf of all certificate holders of these securities, both those issued by the partnerships and by others. The principal business of the special servicer is the management of real estate loans requiring attention.


                          FINANCIAL SERVICES

             The Company's financial services subsidiaries originate mortgage loans, service mortgage loans which they and other lenders originate, purchase and re-sell mortgage loan pools, arrange title insurance and provide closing services for homebuyers.

             MORTGAGE ORIGINATION

             Through two of the financial services subsidiaries, Universal American Mortgage Company and AmeriStar Financial Services, Inc., the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others from offices located in Florida, California, Arizona, Texas, North Carolina and Maryland. In 1994, loans to buyers of the Company's homes represented approximately 15% of the Company's $941 million of loan originations.

             The Company sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, but usually retains the servicing rights. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to market interest rate fluctuations. The Company finances its loans held for sale with borrowings under the financial services subsidiaries' $80 million lines of credit (secured by the loans and by certain servicing rights) or from Lennar Corporation when, on a consolidated basis, this minimized the overall cost of funds.

             MORTGAGE SERVICING

             The Company obtains significant earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fanny Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 1994, it had a servicing portfolio of approximately 45,200 loans with an unpaid principal balance of approximately $3.4 billion.

             Revenues from servicing mortgage loans include servicing fees, late charges and other ancillary fees and all, or in some states, part of the interest on sums held in escrow for tax, insurance and other payments. However, proposed Federal legislation, if enacted, would establish uniform regulations regarding payment of interest on escrow accounts and otherwise regulate escrow accounts in ways which would reduce the benefit a mortgage servicer derives from those accounts.

             MORTGAGE ASSET ACQUISITION AND DISPOSITION

             The Company, from time to time, purchases pools of mortgage loans originated by financial institutions and then re-sells the loans in the secondary market. The benefits to the Company from these transactions include gains from the sales of the loans and retention of the right to service the loans after they are sold in the secondary market. In addition, during 1994, the Financial Services Division expanded its investment activities by acquiring rated portions of commercial mortgage-backed securities for which Lennar's Investment Division is the special servicer.

             INSURANCE AND CLOSING SERVICES

             The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others in Florida. It provided these services in connection with approximately 4,800 real estate transactions during 1994. In addition, during 1994 the Company formed TitleAmerica Insurance Corporation, a title insurance underwriter, which provides title insurance to buyers of the Company's homes and others.

                               OTHER ACTIVITIES

             Lennar has a number of limited-purpose finance subsidiaries which have placed mortgages and other receivables as collateral for various long-term financings. These subsidiaries pay the debt service on the long-term borrowings primarily from the cash flows generated by the related pledged collateral. The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules.

                                 REGULATION

             Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws in Florida and other states requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. The State of Florida has also adopted a law which requires that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of this law are currently being implemented and administered by individual counties and municipalities throughout the state and may result in additional fees and assessments or building moratoriums It is difficult to predict the impact of this law on future operations, or what changes may take place in the law in the future. However, the Company believes that most of its Florida land presently meets the criteria under the law, and it has the financial resources to provide for development of the balance of its land in compliance with the law.

             As a result of Hurricane Andrew in 1992, there have been changes to various building codes within Florida. These changes have resulted in higher construction costs. To date, these additional costs have been recoverable through increased selling prices without any apparent significant adverse effect on sales volume.

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

             The Company's title insurance agency subsidiary must comply with the applicable insurance laws and regulations.

             The Company's subsidiary which underwrites title insurance is licensed in the State of Florida, and must comply with Florida laws and regulations regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                                EMPLOYEES

             At November 30, 1994, the Company employed 1,575 individuals, of whom 419 were management, supervisory and other professional personnel, 166 were construction supervisory personnel, 273 were real estate salespersons, 140 were hospitality personnel and 577 were professional support personnel, accounting, office clerical and skilled workers.

             Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

ITEM 2.      PROPERTIES.

             For information about properties owned by the Company for use in its residential and commercial activities, see Item 1.

             The Company maintains its executive offices, financial services subsidiary headquarters, Investment Division headquarters, Dade County Homebuilding Division offices and Dade County mortgage and title company branch offices at 700 and 730 Northwest 107th Avenue, Miami, Florida in office buildings built and owned by the Company. These offices occupy approximately 60,000 square feet. Other Company offices are located in Company-owned communities or retail centers, or in leased space.

ITEM 3.      LEGAL PROCEEDINGS.

             The Company is a defendant in various lawsuits brought by condominium and homeowner associations in communities constructed by the Company. Although the specific allegations in the lawsuits differ, in general, each of the lawsuits asserts that the Company failed to construct buildings in the community involved in accordance with plans and specifications and applicable construction codes, and each of them seeks reimbursement for sums the plaintiff association claims it will have to spend to remedy the alleged construction deficiencies. Associations in other communities have threatened similar suits. The Company views suits of this type as a normal incident to the business of building homes. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

             During 1993 and 1994, the Company settled two lawsuits and a number of claims in which owners of approximately 675 homes built by the Company sought damages as a result of Hurricane Andrew. Other homeowners or homeowners' insurers are not precluded from making similar claims against the Company. Five insurance companies have contacted the Company seeking reimbursement for sums paid by them with regard to homes built by the Company and damaged by the storm. The Company has settled all outstanding claims with four of these insurance companies which represented the majority of the claims made. In addition to the claims, there are three pending lawsuits in which homeowners or homeowners' insurers seek damages. Other claims of this type may be asserted. The Company's insurers have asserted that their policies cover some, but not all aspects of these claims. However, to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to Hurricane Andrew related claims, the Company believes that the amount it would pay would not be material to its results of operations or financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

             Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 34 of the Company's 1994 Annual Report to Stockholders.

ITEM 6.      SELECTED FINANCIAL DATA.

             Selected Financial Data is incorporated by reference to page 13 of the Company's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 14 through 18 of the Company's 1994 Annual Report to Stockholders.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 19 through 33 of the Company's 1994 Annual Report to Stockholders.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

             On April 5, 1994, the Company's Board of Directors, acting on the recommendation of the Audit Committee, approved the retention of Deloitte & Touche to audit the Company's financial statements at November 30, 1994 and for the year ending on that date. KPMG Peat Marwick audited the Company's financial statements for the year ended
November 30, 1993 and for a number of years before that. The decision to replace KPMG Peat Marwick with Deloitte & Touche was based solely on cost considerations. Early in fiscal 1994, the Company invited
KPMG Peat Marwick and three other firms it considered to be qualified to submit proposals for the audit of the Company's financial statements for the five fiscal years ending November
30, 1994 through 1998. Upon review of the proposals, the Company selected Deloitte & Touche, because it submitted the lowest cost proposal.

             Neither KPMG Peat Marwick's report on the financial statements of the Company and its subsidiary for the fiscal year ended November 30, 1993, nor its report on the financial statements for the year ended November 30, 1992, contained an adverse opinion or a disclaimer of an opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Neither in connection with the audits by KPMG Peat Marwick of the financial statements for those years, nor during any subsequent interim period, were there disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

             Deloitte & Touche has, for a number of years, assisted the Company in the preparation of tax returns and with regard to other tax related matters. The Company did not during the Company's two most recent fiscal years, or during any subsequent interim period, consult Deloitte & Touche regarding either (i) the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements on which Deloitte & Touche provided a written report or written or oral advice which Deloitte & Touche concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement or an event of the type described in Item 304 (a) (l) (v) of Regulation S-K.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1995 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 6, 1995:

     Name/Position                   Age        Year of Election
     -------------                   ---        ----------------

Leonard Miller,
  Chairman of the Board and
  President                           62              1969
Robert B. Cole,
  Secretary                           84              1969
Irving Bolotin,
  Senior Vice President               62              1969
Allan J. Pekor,
  Financial Vice President            58              1979
Sherman J. Kronick,
  Vice President                      68              1979
Marshall H. Ames,
  Vice President                      51              1982
Stuart A. Miller,
  Vice President                      37              1985
Jeffrey P. Krasnoff,
  Vice President                      39              1986
Jonathan M. Jaffe
  Vice President                      35              1994
M. Eugene Saleda,
  Treasurer                           59              1977
James T. Timmons,
  Controller                          29              1993
Steven J. Saiontz,
  President, Lennar Financial
  Services, Inc.                      36              1987

             Mr. Leonard Miller has been the Chief Executive Officer and a director of the Company since it was founded.

             Mr. Cole was, until December 1983, a member of Mershon, Sawyer, Johnston, Dunwody & Cole, a firm of attorneys in Miami, Florida. Since then he has been of counsel to that firm and has been a consultant to the Company on business and legal affairs, as well as Chairman of the Company's Executive Committee and the Company's Secretary and General Counsel.

             Messrs. Bolotin, Pekor, Kronick, Ames, Krasnoff and Saleda have each held substantially their present positions with the Company for more than five years.

             Mr. Stuart Miller (who is the son of Leonard Miller) and Mr. Jaffe have held various executive positions with the Company for more than five years. Mr. Stuart Miller has been a Vice President since 1985, and currently heads the Company's Homebuilding and Investment Divisions. Mr. Jaffe has been a Vice President since 1994 and currently heads the Company's South Florida homebuilding region.

             Mr. Timmons has been employed by the Company since 1992. He became its controller in 1993. Prior to joining the Company Mr. Timmons was employed as a Financial Auditor with Burger King Corporation and, before that, was employed by KPMG Peat Marwick.

             Mr. Saiontz (who is the son-in-law of Leonard Miller) has held substantially the same position with the Company for more than five years.

ITEM 11.     EXECUTIVE COMPENSATION.

             The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1995 (120 days after the end of the Company's fiscal year).

ITEM 12.     SECURITY HOLDINGS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1995 (120 days after the end of the Company's fiscal year).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1995 (120 days after the end of the Company's fiscal year).

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  Documents filed as part of this Report.

             1. The following financial statements are incorporated by reference in Item 8:

                                                          Page in 1994 Annual
                      Financial Statement               Report to Stockholders
                      -------------------               ----------------------

             Independent Auditors' Report                          12

             Consolidated Balance Sheets as of
             November 30, 1994 and 1993                            19

             Consolidated Statements of Earnings for
             the years ended November 30, 1994, 1993
             and 1992                                              20

             Consolidated Statements of Cash Flows
             for the years ended November 30, 1994,
             1993 and 1992                                         21

             Consolidated Statements of Stockholders'
             Equity for the years ended November 30,
             1994, 1993 and 1992                                   22

             Notes to Consolidated Financial Statements          23-33

             2. Predecessor Independent Auditors' Report on the financial statements and financial statement schedules is included in this report on page 17.

             3. The following financial statement schedules are included in this
                Report:

                   Financial Statement Schedule              Page in This Report
                   ----------------------------              -------------------

             Independent Auditors' Report on Schedules             16

             VIII - Valuation and Qualifying Accounts              18

               XI - Real Estate and Accumulated
                      Depreciation                                 19

              XII - Mortgage Loans on Real Estate                  20

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

                3(b). Bylaws - Incorporated by reference to Annual Report on
                      Form 10-K for the year ended November 30, 1989.

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

               10(k). Commercial Mortgage Loan and Real Property Purchase
                      Agreement (Pools 1 to 5) by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated May 7, 1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

               10(l). Commercial Mortgage Loan and Real Property Purchase
                      Agreement (Pool 6) by and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated
                      June 26, 1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

               10(m). Commercial Business Loan Purchase Agreement (Pool 7) by
                      and among Resolution Trust Corporation and Lennar Florida Partners I, L.P. dated June 26, 1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

               10(n). Loan and Security Agreement by and among Resolution Trust
                      Corporation and Lennar Florida Partners I, L.P. dated July 1, 1992 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

               10(o). Revolving Credit Agreement dated July 29, 1993 between The
                      First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1993.

               10(p). Revolving Credit Agreement dated July 29, 1994 between The
                      First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries.

               13.    Pages 12-34 of the 1994 Annual Report to Stockholders.

               21.    List of subsidiaries.

               23.    Independent Auditors' Consents.

               27.    Financial Data Schedule.

        (b)  Reports on Form 8-K filed during the quarter ended November 30,
             1994.   None.

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

                                                   LENNAR CORPORATION

Leonard Miller                                     /s/     Leonard Miller
Chairman of the Board and President                -------------------------
                                                   Date:  February 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       Principal Executive Officer:

Leonard Miller                                     /s/     Leonard Miller
Chairman of the Board and President                -------------------------
                                                   Date:  February 27, 1995

       Principal Financial Officer:

Allan J. Pekor                                     /s/     Allan J. Pekor
Financial Vice President                           -------------------------
                                                   Date:  February 27, 1995

       Principal Accounting Officer:

James T. Timmons                                   /s/    James T. Timmons
Controller                                         -------------------------
                                                   Date:  February 27, 1995

       Directors:

Charles I. Babcock, Jr.                            /s/ Charles I. Babcock, Jr.
                                                   -------------------------
                                                   Date:  February 20, 1995

Irving Bolotin                                     /s/     Irving Bolotin
                                                   -------------------------
                                                   Date:  February 27, 1995

Robert B. Cole                                     /s/     Robert B. Cole
                                                   -------------------------
                                                   Date:  February 27, 1995

Richard W. McEwen                                  /s/    Richard W. WcEwen
                                                   -------------------------
                                                   Date:  February 20, 1995

James W. McLamore                                  /s/    James W. McLamore
                                                   -------------------------
                                                   Date:  February 19, 1995

Stuart A. Miller                                   /s/    Stuart A. Miller
                                                   -------------------------
                                                   Date:  February 27, 1995

Arnold P. Rosen                                    /s/     Arnold P. Rosen
                                                   -------------------------
                                                   Date:  February 20, 1995

Steven J. Saiontz                                  /s/    Steven J. Saiontz
                                                   -------------------------
                                                   Date:  February 27, 1995

Deloitte & Touche LLP      Certified Public Accountants
                           Suite 2500
                           100 Southeast Second Street
                           Miami, Florida 33131-2135
                           Telephone: (305) 358-4141
                           Facsimile: (305) 372-3160

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation as of November 30, 1994, and for the year then ended, and have issued our report thereon dated January 18, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Lennar Corporation, listed in Item 14 as of November 30, 1994 and for the year then ended. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Miami, Florida

January 18, 1995

KPMG Peat Marwick LLP

     One Biscayne Tower       Telephone 305 358 2300     Telefax 305 577 0544
     Suite 2900
     2 South Biscayne Boulevard
     Miami, FL 33131

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lennar Corporation:

We have audited the consolidated balance sheet of Lennar Corporation and subsidiaries as of November 30, 1993, and the related consolidated statements of earnings, cash flows and stockholders equity for each of the years in the two-year period ended November 30, 1993. These consolidated financial statements are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and financial related statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG Peat Marwick LLP

January 18, 1994

        LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES   Schedule VIII

                 Valuation and Qualifying Accounts

          Years ended November 30, 1994, 1993 and 1992

                                                                                   ADDITIONS
                                                                         ----------------------------
                                                                            CHARGED       CHARGED
                                                            BEGINNING      TO COSTS    (CREDITED) TO                       ENDING
                       DESCRIPTION                           BALANCE     AND EXPENSES  OTHER ACCOUNTS    (DEDUCTIONS)     BALANCE
- ---------------------------------------------------------  ------------  ------------  --------------    ------------    ----------
Year ended November 30, 1994
  Allowances deducted from assets to which they apply:
    Allowances for doubtful accounts and notes receivable  $  1,323,000    1,091,000       (66,000)       (820,000)       1,528,000
                                                           ============    =========     =========        ========        =========

    Deferred income, unamortized discounts and other       $  1,261,000        --        1,137,000 (A)     (37,000) (B)   2,361,000
                                                           ============    =========     =========        ========        =========

    Loan loss reserve                                      $  3,595,000      472,000         --           (533,000)       3,534,000
                                                           ============    =========     =========        ========        =========

Year ended November 30, 1993
  Allowances deducted from assets to which they apply:
    Allowances for doubtful accounts and notes receivable  $    603,000    1,062,000        15,000        (357,000)       1,323,000
                                                           ============    =========     =========        ========        =========

    Deferred income, unamortized discounts and other       $  1,688,000        --         (342,000)        (85,000) (B)   1,261,000
                                                           ============    =========     =========        ========        =========

    Loan loss reserve                                      $    151,000      416,000     3,717,000        (689,000)       3,595,000
                                                           ============    =========     =========        ========        =========

  Loan loss reserve included in liabilities (C)            $  3,717,000        --       (3,717,000)          --               --
                                                           ============    =========     =========        ========        =========

Year ended November 30, 1992
  Allowances deducted from assets to which they apply:
    Allowances for doubtful accounts and notes receivable  $    726,000      201,000        66,000        (390,000)         603,000
                                                           ============    =========     =========        ========        =========

    Deferred income, unamortized discounts and other       $  1,767,000        --            --            (79,000) (B)   1,688,000
                                                           ============    =========     =========        ========        =========

    Loan loss reserve                                      $    105,000        --           46,000           --             151,000
                                                           ============    =========     =========        ========        =========

  Loan loss reserve included in liabilities (C)            $  3,547,000      376,000       (46,000)       (160,000)       3,717,000
                                                           ============    =========     =========        ========        =========

Notes:
(A) Includes discounts on mortgages purchased.
(B) Amortization of discounts and recognition of deferred income.
(C) Loan loss reserves relating to loans serviced for others are included in liabilities in the balance sheet.

                                                                     Schedule XI
                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  REAL ESTATE AND ACCUMULATED DEPRECIATION (D)
                          YEAR ENDED NOVEMBER 30, 1994

                                                                        COSTS CAPITALIZED
                                                 INITIAL COST            SUBSEQUENT TO                GROSS AMOUNT AT WHICH
                                                  TO COMPANY              ACQUISITION               CARRIED AT CLOSE OF PERIOD
                                            -----------------------  -----------------------  --------------------------------------
                                                       BUILDING AND                 CARRYING
        DESCRIPTION          ENCUMBRANCES     LAND     IMPROVEMENTS  IMPROVEMENTS    COSTS     LAND (A)   BUILDINGS (A)   TOTAL (C)
- ---------------------------  ------------  ----------  ------------  ------------  ---------  ----------  -------------  -----------
Rental apartment property:
 Dade County, Florida        $ 21,736,000   1,872,000    9,063,000     4,623,000     360,000   2,046,000    13,872,000    15,918,000
Rental office property:
 Dade County, Florida          17,731,000   1,779,000      --         13,447,000   1,959,000   4,319,000    12,866,000    17,185,000
Hotel:
 Broward County, Florida          --        1,000,000    3,478,000     8,830,000     367,000   1,367,000    12,308,000    13,675,000
Rental apartment property:
 Dade County, Florida             --        3,526,000    9,999,000       --          --        3,526,000     9,999,000    13,525,000
Rental office property:
 Orange County, California        --        3,839,000   15,356,000       --          --        3,839,000    15,356,000    19,195,000
Shopping center:
 Maricopa County, Arizona         --        2,381,000    9,524,000       --          --        2,381,000     9,524,000    11,905,000
Other miscellaneous
 properties which are
 individually less
 than 5% of total              33,991,000  35,655,000   63,153,000    23,242,000   2,403,000  39,164,000    85,289,000   124,453,000
                             ------------  ----------  -----------    ----------   ---------  ----------   -----------   -----------
                             $ 73,458,000  50,052,000  110,573,000    50,142,000   5,089,000  56,642,000   159,214,000   215,856,000
                             ============  ==========  ===========    ==========   =========  ==========   ===========   ===========


                                                   DATE OF
                               ACCUMULATED      COMPLETION OF     DATE
        DESCRIPTION          DEPRECIATION (B)   CONSTRUCTION    ACQUIRED
- ---------------------------  ----------------   -------------   --------
Rental apartment property:
 Dade County, Florida            8,911,000            1979         1977
Rental office property:
 Dade County, Florida            2,033,000         Various         1980
Hotel:
 Broward County, Florida         2,122,000         Various         1987
Rental apartment property:
 Dade County, Florida            1,146,000         Various         1991
Rental office property:
 Orange County, California          33,000            1989         1994
Shopping center:
 Maricopa County, Arizona           20,000            1988         1994
Other miscellaneous
 properties which are
 individually less
 than 5% of total               12,158,000         Various       Various
                                ----------
                                26,423,000
                                ==========

Notes:

(A) Includes related improvements and capitalized carrying costs.

(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 40 years.

(C) The aggregate cost of the listed property for Federal income tax purposes was $162,478,000 at November 30, 1994.

(D) The listed real estate includes operating properties completed or under construction. Real estate inventories, held for resale in the ordinary course of business, have been excluded from the schedule.

(E) Reference is made to notes 1, 10 and 11 of the consolidated financial statements.

(F) The changes in the total cost of investment properties and accumulated depreciation for the years ended November 30, 1994, 1993 and 1992 are as follows (in thousands):


                                                                              1994      1993      1992
                                                                            --------   -------   -------
Cost:
 Balance at beginning of year                                               $175,144   122,709   115,046
 Additions, at cost                                                           53,340    40,557    10,537
 Accounting change                                                             7,482     --        --
 Acquisitions through foreclosure                                              --       14,410     --
 Cost of real estate sold                                                    (11,802)    --       (1,723)
 Transfers                                                                    (8,308)   (2,532)   (1,151)
                                                                            --------   -------   -------
      Balance at end of year                                                $215,856   175,144   122,709
                                                                            ========   =======   =======

Accumulated depreciation:
 Balance at beginning of year                                               $ 22,508    19,834    17,018
 Depreciation and amortization charged against earnings                        4,338     3,639     3,138
 Accounting change                                                               165     --        --
 Depreciation on real estate sold                                               (351)    --          (80)
 Depreciation on transfers                                                      (237)     (965)     (242)
                                                                            --------   -------   -------
      Balance at end of year                                                $ 26,423    22,508    19,834
                                                                            ========   =======   =======

                                                                    Schedule XII
                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         MORTGAGE LOANS ON REAL ESTATE
                               NOVEMBER 30, 1994

                                                                                                                     PRINCIPAL
                                                                                                                  AMOUNT OF LOANS
                                                FINAL         PERIODIC                                CARRYING   DELINQUENT THREE
        DESCRIPTION          INTEREST RATE  MATURITY DATE   PAYMENT TERMS  PRIOR LIENS  FACE AMOUNT  AMOUNT (A)   MONTHS OR MORE
- ---------------------------  -------------  -------------  --------------  -----------  -----------  ----------  ----------------
Mortgage notes secured by
 real estate:
 Dade County, Florida               10.00%        1995     Single payment  $     --       4,732,000   3,652,000         --
 Broward County, Florida             9.50%        1996      Level payment        --       1,915,000   1,915,000         --
 Gwinnett County, Georgia            7.00%        1996      Level payment        --       1,746,000   1,572,000         --
 San Bernardino County,
   Calif.                            8.50%        1994      Level payment        --       1,707,000   1,555,000         --
 Gwinnett County, Georgia            7.25%        1995     Single payment        --       4,800,000   4,365,000         --
 Harris County, Texas                9.50%        1996     Single payment        --       3,704,000   3,046,000         --
 Los Angeles County, Calif.          9.50%        1994     Single payment        --         708,000     595,000       595,000
 Other                         7.50-16.00%   1995-2022            Various        --       2,846,000   1,660,000       153,000
                                                                           ----------    ----------  ----------       -------
                                                                           $     --      22,158,000  18,360,000       748,000
                                                                           ==========    ==========  ==========       =======

Notes:

(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $16,715,000 at November 30, 1994.

(B) This schedule does not include mortgages held by Lennar Financial Services, Inc.

(C) The changes in the carrying amounts of mortgages for the years ended November 30, 1994, 1993, and 1992 are as follows (in thousands):


                                                      1994      1993      1992
                                                    --------   -------   ------
Balance at beginning of year                        $ 26,605    15,520   16,253
Additions (deductions):
  New mortgage loans, net                             14,293    28,929      886
  Collections of principal                           (12,454)   (4,099)  (1,088)
  Transfers to Lennar Financial Services, Inc.       (11,151)    --        --
  Foreclosures                                         --      (14,576)    (854)
  Amortization of discount                                31        40       40
  Deferred income recognized                               6        45       39
  Other                                                1,030       746      244
                                                    --------   -------   ------
Balance at end of year                              $ 18,360    26,605   15,520
                                                    ========   =======   ======
