Form 10-Q
period 1995-02-28
LENNAR CORP
filed 1995-04-14
CIK 58696

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 1995

Commission File Number:  1-6643


                             LENNAR CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                               59-1281887
- -------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

700 Northwest 107 Avenue, Miami, Florida            33172
- ----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

                              (305) 559-4000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____

Common shares outstanding as of the end of the current fiscal quarter:
  Common            25,819,544
  Class B Common     9,986,631

Part I. Financial Information
Item 1. Financial Statements

                  LENNAR CORPORATION AND SUBSIDIARIES
             Consolidated Condensed Statements of Earnings
                              (Unaudited)
                (In thousands, except per share amounts)

                                                                  Three Months Ended
                                                              ---------------------------
                                                              February 28,   February 28,
                                                                  1995           1994
- -----------------------------------------------------------------------------------------
REVENUES:
  Homebuilding                                                $   138,427        153,870
  Investment                                                       28,555         20,514
  Financial services                                               12,131         14,728
  Limited-purpose finance subsidiaries                              2,070          2,714
                                                              -----------    -----------
     Total revenues                                               181,183        191,826

COSTS AND EXPENSES:
  Homebuilding                                                    127,117        138,152
  Investment                                                       13,253         10,123
  Financial services                                                7,410         11,151
  Limited-purpose finance subsidiaries                              2,064          2,790
  Corporate general and administrative                              2,456          2,318
  Interest                                                          4,281          3,108
                                                              -----------    -----------
     Total costs and expenses                                     156,581        167,642

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES                                 24,602         24,184
INCOME TAXES                                                        9,595          9,432
                                                              -----------    -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                          15,007         14,752
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES FOR:
  Income taxes                                                       --            4,745
  Purchased mortgage servicing rights                                --           (3,784)
                                                              -----------    -----------
NET EARNINGS                                                  $    15,007         15,713
                                                              ===========    ===========

AVERAGE SHARES OUTSTANDING                                         36,037         36,087
                                                              ===========    ===========


NET EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                                     $       .42            .41
  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
    PRINCIPLES                                                        --             .03
                                                              -----------    -----------
  NET EARNINGS PER SHARE                                      $       .42            .44
                                                              ===========    ===========

CASH DIVIDENDS PER COMMON SHARE                               $      .025            .02
                                                              ===========    ===========

CASH DIVIDENDS PER CLASS B COMMON SHARE                       $     .0225          .0167
                                                              ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                   LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                              (Unaudited)
                             (In thousands)

                                                                                February 28,   November 30,
ASSETS                                                                              1995           1994
- -----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment assets:
    Cash and cash equivalents                                                   $      7,491         16,801
    Receivables, net                                                                  42,724         48,165
    Inventories:
      Construction in progress and model homes                                       186,376        175,547
      Land held for development                                                      302,660        300,488
                                                                                ------------   ------------
        Total inventories                                                            489,036        476,035

      Land held for investment                                                        79,245         80,747
      Operating properties and equipment, net                                        197,053        193,621
      Investments in and advances to partnerships                                    109,115        106,637
      Other assets                                                                    29,184         29,598
  Financial services assets                                                          236,052        252,195
                                                                                ------------   ------------
        Total assets - homebuilding, investment and financial services             1,189,900      1,203,799

LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE         85,307         89,424
                                                                                ------------   ------------
                                                                                $  1,275,207      1,293,223
                                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment liabilities:
    Accounts payable and accrued liabilities                                    $     90,349        102,582
    Customer deposits                                                                 13,948         15,271
    Income taxes:
      Currently payable                                                               14,160         10,205
      Deferred                                                                        50,162         50,796
    Mortgage notes and other debts payable                                           381,550        381,901
  Financial services liabilities                                                      96,958        115,383
                                                                                ------------   ------------
        Total liabilities - homebuilding, investment and financial services          647,127        676,138
                                                                                ------------   ------------

LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                        79,329         82,997
                                                                                ------------   ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                         2,582          2,578
  Class B common stock                                                                   999            999
  Additional paid-in capital                                                         170,127        169,605
  Retained earnings                                                                  375,043        360,906
                                                                                ------------   ------------
        Total stockholders' equity                                                   548,751        534,088
                                                                                ------------   ------------
                                                                                $  1,275,207      1,293,223
                                                                                ============   ============

See accompanying notes to consolidated condensed financial statements

                    LENNAR CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                               (Unaudited)
                             (In thousands)

                                                                                     Three Months Ended
                                                                                 --------------------------
                                                                                 February 28,   February 28,
                                                                                     1995           1994
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                   $     15,007        15,713
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                                       2,782         2,098
    Equity in earnings of partnerships                                                 (9,258)       (4,912)
    Decrease in deferred income taxes                                                    (634)       (1,475)
    Cumulative effect of changes in accounting principles                                  --          (961)
    Changes in assets and liabilities, net of effects from accounting changes:
      Decrease (increase) in receivables                                                6,197       (12,785)
      Increase in inventories                                                         (12,969)      (20,414)
      Decrease in financial services' loans held for sale or disposition               18,801        57,232
      Decrease in accounts payable and accrued liabilities                            (13,677)      (25,429)
    Other, net                                                                          2,649         1,281
                                                                                 ------------   -----------
Net cash provided by operating activities                                               8,898        10,348
                                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to operating properties and equipment                                      (5,137)       (4,157)
  Decrease (increase) in investments in and advances to partnerships                    6,764        (4,014)
  Increase in loans held for investment                                                (1,925)      (10,025)
  Other, net                                                                            1,628        (5,482)
                                                                                 ------------   -----------
      Net cash provided by (used in) investing activities                               1,330       (23,678)
                                                                                 ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                                      55,100        32,200
  Net repayments under financial services' short-term debt                            (16,928)      (42,896)
  Mortgage notes and other debts payable:
    Proceeds from borrowings                                                            1,539        35,961
    Principal payments                                                                (56,990)       (8,299)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and other receivables                         4,071        15,193
    Principal reduction of bonds and notes payable                                     (3,716)      (14,401)
  Common stock:
    Issuance                                                                              526           677
    Dividends                                                                            (870)         (682)
                                                                                 ------------   -----------
   Net cash provided by (used in) financing activities                                (17,268)       17,753
                                                                                 ------------   -----------
  Net increase (decrease) in cash and cash equivalents                                 (7,040)        4,423
  Cash and cash equivalents at beginning of quarter                                    17,941        14,225
                                                                                 ------------   -----------
  Cash and cash equivalents at end of quarter                                          10,901        18,648
                                                                                 ============   ===========
Summary of cash and cash equivalent balances:
  Homebuilding and investment                                                    $      7,491        11,857
  Financial services                                                                    3,410         6,791
                                                                                 ------------   -----------
                                                                                 $     10,901        18,648
                                                                                 ============   ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest, net of amounts capitalized                             $      4,297         4,160
  Cash paid for income taxes                                                     $      6,018         7,140

See accompanying notes to consolidated condensed financial statements.

                  LENNAR CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Condensed Financial Statements

(1)  Basis of consolidation

     The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1994 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

(2)  Business segments

     The Company has three business segments: Homebuilding, Investment and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment.

     Homebuilding operations include the construction and sale of single-family and multi-family homes. These activities also include the purchase, development and sale of residential land.

     The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also manages and participates in partnerships with financial institutions. During 1994, this division began acquiring, at a discount, the unrated portions of debt securities which are collateralized by real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of the security. The division earns interest on these investments as well as fees for the special servicing activities.

     Financial services activities are conducted primarily through Lennar Financial Services ("LFS") and five subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Loan Funding Corporation and TitleAmerica, Inc. These companies arrange mortgage financing, title insurance, and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans and perform mortgage loan servicing activities. This division also invests in rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer, and an investor in the unrated portion of those securities.

     The limited-purpose finance subsidiaries of LFS have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries are not considered a part of the financial services operations and are reported separately.

(3)  Net earnings per share

     Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares, Class B common shares and common equivalent shares outstanding during the period.

(4)  Restricted cash

     Cash includes restricted deposits of $3.4 million and $3.7 million as of February 28, 1995 and November 30, 1994, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.

(5)  Financial services

     The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                    February 28,   November 30,
(In thousands)                                          1995           1994
- -------------------------------------------------------------------------------
Assets:
  Loans held for sale or disposition, net           $    105,617        124,324
  Loans and mortgage-backed securities
    held for investment, net                             109,970        107,989
  Cash and receivables, net                               13,100         11,579
  Servicing acquisition costs                              3,471          3,949
  Other                                                    3,894          4,354
                                                    ------------    -----------
                                                    $    236,052        252,195
                                                    ============    ===========

Liabilities:
  Notes payable                                     $     84,486        101,414
  Other                                                   12,472         13,969
                                                    ------------    -----------
                                                    $     96,958        115,383
                                                    ============    ===========


(6)  Accounting changes

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

(7)  Reclassifications

     Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (1)  Material changes in results of operations.

         OVERVIEW
         Net earnings before the cumulative effect of changes in accounting principles for the periods ended February 28, 1995 and 1994 were $15.0 million and $14.8 million, respectively. The increase in 1995 was due to higher operating earnings from the Investment and Financial Services Divisions which were partially offset by lower operating earnings from the Homebuilding Division and higher interest expense. In the first quarter of 1994, the Company made two one-time adjustments for changes in accounting principles which increased net earnings to $15.7 million. There were no accounting changes in the 1995 period.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated:

(Dollars in thousands, except                    Three Months Ended February 28,
average sales prices)                                  1995          1994
- --------------------------------------------------------------------------------
REVENUES:
Sales of homes                                       $132,973      147,442
Other                                                   5,454        6,428
- --------------------------------------------------------------------------------
  Total revenues                                      138,427      153,870

COSTS AND EXPENSES:
Cost of homes sold                                    106,870      117,762
Cost of other revenues                                  4,462        5,051
Selling, general and administrative                    15,785       15,339
- --------------------------------------------------------------------------------
  Total costs and expenses                            127,117      138,152
- --------------------------------------------------------------------------------
OPERATING EARNINGS                                   $ 11,310       15,718
================================================================================

Gross profit - home sales                            $ 26,103       29,680
Gross profit percentage                                 19.6%        20.1%
S,G&A as a percentage of homebuilding revenues          11.4%        10.0%
Average sales price                                  $139,100      125,400

================================================================================

SUMMARY OF HOME AND BACKLOG DATA

                                                 Three Months Ended February 28,
DELIVERIES                                             1995          1994
- --------------------------------------------------------------------------------
Florida                                                   699          915
Arizona                                                   110          154
Texas                                                     147          107
- --------------------------------------------------------------------------------
                                                          956        1,176
================================================================================
NEW ORDERS
- --------------------------------------------------------------------------------
Florida                                                   709          885
Arizona                                                    92          142
Texas                                                     156          166
- --------------------------------------------------------------------------------
                                                          957        1,193
================================================================================
BACKLOG - HOMES
- --------------------------------------------------------------------------------
Florida                                                 1,332        1,648
Arizona                                                   220          328
Texas                                                     152          146
- --------------------------------------------------------------------------------
                                                        1,704        2,122
================================================================================
BACKLOG - DOLLAR VALUE (in thousands)                $244,615      269,508
================================================================================

Homebuilding revenues in the three-month period ended February 28, 1995 were $138.4 million, compared to $153.9 million during the same period of 1994. Homebuilding revenues were lower in 1995 due primarily to fewer home deliveries, partially offset by an increase in the average sales price.
The average price of a home delivered during the three-month period ended February 28, 1995 was $139,100, compared to $125,400 for the corresponding period of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher-priced homes, as well as price increases for existing products.

The gross profit percentages from the sales of homes were 19.6% in the first quarter of 1995, compared to 20.1% in the corresponding period of last year. This decrease was attributable to field overhead expenses being absorbed by a fewer number of home deliveries. Field overhead expenses are charged to cost of homes sold in the period they are incurred.

Selling, general and administrative expenses in the Homebuilding Division were $15.8 million and $15.3 million, respectively, in the three months ended February 28, 1995 and 1994. As a percentage of homebuilding revenues, selling, general and administrative expenses increased from 10.0% in the first quarter of 1994 to 11.4% in the first quarter of 1995, due primarily to the lower revenue base during the 1995 period.

At February 28, 1995, the Company had approximately $245 million (1,704 homes) of sales contracts in backlog, as compared to $270 million (2,122 homes) at the end of the same period a year ago. The decrease in the backlog reflects the slowing of the national housing market during the past several months.

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated:

                                                 Three Months Ended February 28,
(In thousands)                                         1995          1994
- --------------------------------------------------------------------------------
REVENUES
Rental income                                         $12,938       10,944
Equity in earnings of partnerships                      9,258        4,912
Management fees                                         2,623        2,189
Sales of other real estate                              1,400          633
Other                                                   2,336        1,836
- --------------------------------------------------------------------------------
  Total revenues                                       28,555       20,514
COST OF SALES AND EXPENSES                             13,253       10,123
- --------------------------------------------------------------------------------
OPERATING EARNINGS                                    $15,302       10,391
================================================================================

Investment Division revenues increased to $28.6 million in the first quarter of 1995, compared to $20.5 million in the same period of 1994. Operating earnings from the Investment Division increased to $15.3 million in the first three months of fiscal 1995 from $10.4 million in the corresponding period of 1994. The increase in revenues and operating earnings during the first quarter was mainly attributable to increases in rental income and equity in earnings of partnerships. A significant portion of the partnerships' earnings are derived from loan payoffs and asset sales which can vary substantially from period to period. Rental income on operating properties increased primarily as a result of the acquisition of additional operating properties throughout fiscal 1994.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division:

                                                 Three Months Ended February 28,
(Dollars in thousands)                                  1995        1994
- --------------------------------------------------------------------------------
REVENUES                                            $   12,131      14,728
COSTS AND EXPENSES                                       7,410      11,151
INTERCOMPANY INTEREST EXPENSE                            1,418         484
- --------------------------------------------------------------------------------
OPERATING EARNINGS                                  $    3,303       3,093
================================================================================
Dollar volume of mortgages originated               $  127,100     335,703
- --------------------------------------------------------------------------------
Number of mortgages originated                           1,200       3,200
- --------------------------------------------------------------------------------
Principal balance of servicing portfolio            $3,415,382   3,420,488
- --------------------------------------------------------------------------------
Number of loans serviced                                45,300      46,000
================================================================================

Operating earnings of the Financial Services Division were $3.3 million for the three months ended February 28, 1995, compared to $3.1 million for the same period one year ago. The increase in operating earnings was primarily the result of earnings from the Division's investment in the rated portions of commercial real estate mortgage-backed securities. The Financial Services Division began acquiring these investments during the third quarter of 1994. Therefore, there was no comparable income in the first quarter of last year. The Division has reduced its general and administrative expenses in its production and support areas in response to the industry wide decline in mortgage loan origination volume.

INTEREST EXPENSE
Interest expense during the three-month period ended February 28, 1995 was $4.3 million, compared to $3.1 million in the corresponding period of the prior year. The increase in interest expense was primarily the result of higher debt levels and interest rates. Previously capitalized interest charged to interest expense during the first quarters of 1995 and 1994 were $3.6 and $3.1 million, respectively.

ACCOUNTING CHANGES
Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This change in accounting principle resulted in an increase to net earnings of $4.7 million in the first quarter of 1994. The change in accounting for income taxes did not have a significant impact on the Company's results of operations. The adoption of SFAS No. 109 is more fully explained in Note 6 to the consolidated condensed financial statements.

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

         During the three months ended February 28, 1995, $8.9 million was provided by the Company's operations, compared to $10.3 million during the corresponding period of the prior year. Sources of cash flow from operations in 1995 consisted primarily of net earnings, an $18.8 million decrease in loans held for sale or disposition by the Company's Financial Services Division and a $6.2 million decrease in receivables. These sources were partially offset by the use of $13.7 million to reduce accounts payable and accrued liabilities and $13.0 million to increase inventories.

         In the fiscal 1994 period, sources of cash flow from operations consisted primarily of net earnings and a $57.2 million decrease in loans held for sale or disposition by the Company's Financial Services Division. These sources were partially offset by the use of $12.8 million to increase receivables, $25.4 million to reduce accounts payable and accrued liabilities and $20.4 million to increase inventories.

         Cash provided by investing activities was $1.3 million in the first quarter of 1995, compared to $23.7 million of cash used in the first quarter of 1994. The increase in cash flow from investing activities was primarily due to the fact that in 1995 $6.8 million of cash was provided from the Company's investment in partnerships, compared to a net use of $4.0 million in 1994. Additionally, the Company invested $1.9 million of cash in loans during the first quarter of 1995, compared to $10.0 million invested in the first quarter 1994.

         During the first quarter of 1995, the Company amended its revolving credit agreement to provide for a five year commitment of $300 million. Additionally, in March of 1995, the agreement was amended to increase the amount of the commitment to $310 million.

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


Items 2-3. Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
             The following matters were resolved by vote at the April 4, 1995 annual meeting of stockholders of Lennar Corporation:

               The following members of the Board of Directors were re-elected to hold office until 1998:

               Charles I. Babcock, Jr.
               Irving Bolotin
               Leonard Miller

               Other directors whose term of office continued after the meeting:

               Richard W. McEwen
               Stuart A. Miller
               Steven J. Saiontz
               Robert B. Cole
               James W. McLamore
               Arnold P. Rosen

Item 5.    Not applicable

Item 6.    Exhibits and Reports on Form 8-K

             (a)  Exhibits:
                  (27) Financial Data Schedule.

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


                                                  LENNAR CORPORATION
                                               ------------------------
                                                     (Registrant)



Date:  April  14, 1995                            /s/ ALLAN J. PEKOR
                                               ------------------------
                                                    Allan J. Pekor
                                               Financial Vice President
                                                Chief Financial Officer


Date:  April 14, 1995                            /s/ JAMES T. TIMMONS
                                               ------------------------
                                                   James T. Timmons
                                                      Controller
                                               Chief Accounting Officer