Form 10-Q
period 1995-05-31
LENNAR CORP
filed 1995-07-14
CIK 58696

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MAY 31, 1995

Commission file number: 1-6643


                            LENNAR CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  Delaware                       59-1281887
          ------------------------------------------------------
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)    Identification No.)


          700 Northwest 107 Avenue,  Miami, Florida      33172
          ------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)


                             (305) 559-4000
          ------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____


Common shares outstanding as of the end of the current fiscal quarter:
     Common                25,836,544
     Class B Common         9,986,631

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Balance Sheets
                           (In thousands)

                                                                                (Unaudited)
                                                                                   May 31,    November 30,
ASSETS                                                                              1995          1994
- ----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment assets:
    Cash and cash equivalents                                                   $     8,437       16,801
    Receivables, net                                                                 35,761       48,165
    Inventories:
      Construction in progress and model homes                                      205,407      175,547
      Land held for development                                                     305,121      300,488
                                                                                --------------------------
        Total inventories                                                           510,528      476,035

    Land held for investment                                                         76,339       80,747
    Operating properties and equipment, net                                         193,143      193,621
    Investments in and advances to partnerships                                     103,268      106,637
    Other assets                                                                     35,004       29,598
  Financial services assets                                                         315,093      252,195
- ----------------------------------------------------------------------------------------------------------
        Total assets - homebuilding, investment and financial services            1,277,573    1,203,799
- ----------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE        80,724       89,424
- ----------------------------------------------------------------------------------------------------------
                                                                                $ 1,358,297    1,293,223
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment liabilities:
    Accounts payable and accrued liabilities                                    $   103,106      102,582
    Customer deposits                                                                16,276       15,271
    Income taxes:
      Currently payable                                                               1,963       10,205
      Deferred                                                                       54,010       50,796
    Mortgage notes and other debts payable                                          327,701      328,936
  Financial services liabilities                                                    212,713      168,348
- ----------------------------------------------------------------------------------------------------------
        Total liabilities - homebuilding, investment and financial services         715,769      676,138
- ----------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                       74,836       82,997
- ----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                        2,584        2,578
  Class B common stock                                                                  999          999
  Additional paid-in capital                                                        170,259      169,605
  Retained earnings                                                                 393,850      360,906
- ----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  567,692      534,088
- ----------------------------------------------------------------------------------------------------------
                                                                                $ 1,358,297    1,293,223
==========================================================================================================


See accompanying notes to consolidated condensed financial statements.

                  LENNAR CORPORATION AND SUBSIDIARIES
             Consolidated Condensed Statements of Earnings
                               (Unaudited)
               (In thousands, except per share amounts)

                                                        Three Months Ended      Six Months Ended
                                                              May 31,               May 31,
                                                          1995       1994        1995      1994
- -------------------------------------------------------------------------------------------------
REVENUES:
  Homebuilding                                         $ 147,194   164,344     285,621   318,214
  Investment                                              48,213    25,653      76,768    46,167
  Financial services                                      13,187    14,933      25,318    29,661
  Limited-purpose finance subsidiaries                     1,938     2,388       4,008     5,102
- -------------------------------------------------------------------------------------------------
    Total revenues                                       210,532   207,318     391,715   399,144
- -------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Homebuilding                                           136,727   146,518     263,844   284,670
  Investment                                              23,670    11,102      36,923    21,225
  Financial services                                       8,911    11,203      17,169    22,354
  Limited-purpose finance subsidiaries                     1,934     2,369       3,998     5,159
  Corporate general and administrative                     2,841     2,812       5,297     5,130
  Interest                                                 4,192     3,771       7,625     6,879
- -------------------------------------------------------------------------------------------------
    Total costs and expenses                             178,275   177,775     334,856   345,417
- -------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES              32,257    29,543      56,859    53,727

INCOME TAXES                                              12,580    11,522      22,175    20,954
- -------------------------------------------------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                   19,677    18,021      34,684    32,773
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    Income taxes                                            ---       ---         ---      4,745
    Purchased mortgage servicing rights                     ---       ---         ---     (3,784)
- -------------------------------------------------------------------------------------------------
NET EARNINGS                                           $  19,677    18,021      34,684    33,734
=================================================================================================
AVERAGE SHARES OUTSTANDING                                36,100    36,180      36,069    36,134
=================================================================================================
NET EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                              $     .55       .50         .96       .91
  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
    PRINCIPLES                                               ---       ---         ---       .03
- -------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                 $     .55       .50         .96       .94
=================================================================================================

=================================================================================================
CASH DIVIDENDS PER COMMON SHARE                        $   0.025     0.025        0.05     0.045
- -------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                $  0.0225    0.0225       0.045     0.039
=================================================================================================


See accompanying notes to consolidated condensed financial statements.

                  LENNAR CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statements of Cash Flows
                               (Unaudited)
                             (In thousands)

                                                                                            Six Months Ended
                                                                                                 May 31,
                                                                                            1995        1994
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $ 34,684     33,734
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                            5,488      4,338
    Equity in earnings of partnerships                                                     (15,308)   (11,423)
    Gain on sales of other real estate                                                     (13,190)      (963)
    Increase (decrease) in deferred income taxes                                             3,214     (3,111)
    Cumulative effect of changes in accounting principles                                     ---        (961)
    Changes in assets and liabilities, net of effects from accounting changes:
      Decrease in receivables                                                               11,300     19,628
      Increase in inventories                                                              (37,936)   (40,629)
      Decrease (increase) in financial services' loans held for sale or disposition           (525)    91,995
      Increase (decrease) in accounts payable and accrued liabilities                        1,361    (29,687)
      Decrease in income taxes currently payable                                            (8,242)    (4,069)
    Other, net                                                                               1,005       (772)
- --------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                                (18,149)    58,080
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to operating properties and equipment                                           (7,704)    (8,343)
  Sales of operating properties and equipment                                               17,944       ---
  Sales of land held for investment                                                          7,741      1,095
  Decrease (increase) in investments in and advances to partnerships                        18,677     (4,055)
  Increase in loans held for investment                                                    (29,546)    (8,359)
  Purchase of commercial mortgage-backed securities                                        (22,299)   (14,821)
  Other, net                                                                                (1,015)     7,277
- --------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                              (16,202)   (27,206)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                                           72,000      6,500
  Net borrowings (repayments) under financial services' short-term debt                     28,225    (84,875)
  Mortgage notes and other debts payable:
    Proceeds from borrowings                                                                 3,044     57,106
    Principal payments                                                                     (72,032)    (9,978)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and other receivables                              8,943     26,925
    Principal reduction of bonds and notes payable                                          (8,455)   (25,407)
  Common stock:
    Issuance                                                                                   660        694
    Dividends                                                                               (1,740)    (1,551)
- --------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                 30,645    (30,586)
- --------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (3,706)       288
Cash and cash equivalents at beginning of period                                            17,942     14,225
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 14,236     14,513
==============================================================================================================
Summary of cash and cash equivalent balances:
  Homebuilding and investment                                                             $  8,437     10,910
  Financial services                                                                         5,799      3,603
- --------------------------------------------------------------------------------------------------------------
                                                                                          $ 14,236     14,513
==============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest, net of amounts capitalized                                      $ 10,441      7,701
  Cash paid for income taxes                                                              $ 27,307     27,620
==============================================================================================================


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

The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also manages and participates in partnerships with financial institutions. During 1994, the Investment Division began acquiring, at a discount, the unrated portions of debt securities which are collateralized by real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of the security. The division earns interest on these investments as well as fees for the special servicing activities.

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and five subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Loan Funding, Inc. and TitleAmerica Insurance Corporation. These companies arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans and perform mortgage loan servicing activities. This division also invests in rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities.

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

(4) RESTRICTED CASH

Cash includes restricted deposits of $2.7 million and $3.7 million as of May 31, 1995 and November 30, 1994, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.

(5) FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:


                                                  May 31,   November 30,
(In thousands)                                     1995        1994
- ------------------------------------------------------------------------
Assets:
  Loans held for sale or disposition, net       $ 125,004     124,324
  Loans and mortgage-backed securities
    held for investment, net                      165,964     107,989
  Cash and receivables, net                        16,969      11,579
  Servicing acquisition costs                       3,034       3,949
  Other                                             4,122       4,354
- ------------------------------------------------------------------------
                                                $ 315,093     252,195
- ------------------------------------------------------------------------
Liabilities:
  Notes and other debts payable                 $ 197,936     154,379
  Other                                            14,777      13,969
- ------------------------------------------------------------------------
                                                $ 212,713     168,348
- ------------------------------------------------------------------------


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

(7) SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the second quarter of 1995, the Company acquired commercial mortgage-backed securities for $33.7 million. Of this amount, $22.3 million was paid in cash and the balance of $11.4 million was financed by the sellers.

(8) RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW
Net earnings before the cumulative effect of changes in accounting principles were $19.7 million and $34.7 million, respectively, for the three-month and six-month periods ended May 31, 1995 and $18.0 million and $32.8 million, respectively, for the three-month and six-month periods ended May 31, 1994. The increase in 1995 was due to higher operating earnings from the Investment and Financial Services Divisions which were partially offset by lower operating earnings from the Homebuilding Division and higher interest expense. In the first quarter of 1994, the Company made two one-time adjustments for changes in accounting principles which increased net earnings by approximately $1.0 million. There were no accounting changes in 1995.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated:


                                        Three Months Ended     Six Months Ended
(DOLLARS IN THOUSANDS, EXCEPT                 May 31,               May 31,
AVERAGE SALES PRICES)                     1995      1994        1995      1994
- --------------------------------------------------------------------------------
REVENUES:
Sales of homes                          $143,520   162,468     276,493   309,910
Other                                      3,674     1,876       9,128     8,304
- --------------------------------------------------------------------------------
  Total revenues                         147,194   164,344     285,621   318,214

COSTS AND EXPENSES:
Cost of homes sold                       116,320   129,424     223,190   247,186
Cost of other revenues                     2,823     1,007       7,284     6,058
Selling, general and administrative       17,584    16,087      33,370    31,426
- --------------------------------------------------------------------------------
  Total costs and expenses               136,727   146,518     263,844   284,670
- --------------------------------------------------------------------------------
OPERATING EARNINGS                      $ 10,467    17,826      21,777    33,544
================================================================================

Gross profit - home sales               $ 27,200    33,044      53,303    62,724

Gross profit percentage                    19.0%     20.3%       19.3%     20.2%

S,G&A as a percentage of homebuilding
  revenues                                 11.9%      9.8%       11.7%      9.9%
Average sales price                     $140,200   125,200     139,600   125,300

================================================================================



SUMMARY OF HOME AND BACKLOG DATA   Three Months Ended      Six Months Ended
                                        May 31,                May 31,
DELIVERIES                          1995       1994         1995       1994
- ---------------------------------------------------------------------------
Florida                              741        927        1,440      1,842
Arizona                              122        200          232        354
Texas                                161        171          308        278
- ---------------------------------------------------------------------------
                                   1,024      1,298        1,980      2,474
===========================================================================
NEW ORDERS
- ---------------------------------------------------------------------------
Florida                            1,055        893        1,764      1,778
Arizona                              152        141          244        283
Texas                                227        212          383        378
- ---------------------------------------------------------------------------
                                   1,434      1,246        2,391      2,439
===========================================================================
BACKLOG - HOMES
- ---------------------------------------------------------------------------
Florida                                                    1,646      1,614
Arizona                                                      250        269
Texas                                                        218        187
- ---------------------------------------------------------------------------
                                                           2,114      2,070
===========================================================================
BACKLOG - DOLLAR VALUE
 (in thousands)                                         $296,507    270,326
===========================================================================


Homebuilding revenues in the three-month and six-month periods ended May 31, 1995 were $147.2 million and $285.6 million, respectively, compared to $164.3 million and $318.2 million, respectively, in the same periods of 1994. Homebuilding revenues were lower in the 1995 periods due to a lower number of home deliveries, partially offset by an increase in average sales prices. New home deliveries for the 1995 three-month and six-month periods were 1,024 and 1,980, respectively, compared to 1,298 and 2,474, respectively, for the same periods of fiscal 1994. The average sales price of a home delivered during the three-month and six-month periods ended May 31, 1995 was $140,200 and $139,600, respectively, compared to $125,200 and $125,300, respectively, in the corresponding periods of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher-priced homes, as well as price increases for existing products.

Gross profit percentages from the sales of homes were 19.0% and 19.3%, respectively, for the three-month and six-month periods ended May 31, 1995, compared to 20.3% and 20.2%, respectively, in the corresponding periods of last year. These decreases were attributable to an increase in land costs related to the mix of homes delivered and field overhead expenses being absorbed by a fewer number of home deliveries. Field overhead expenses are charged to cost of homes sold in the period incurred.

Selling, general and administrative expenses increased to $17.6 million and $33.4 million for the three-month and six-month periods ended May 31, 1995, respectively, from $16.1 million and $31.4 million, respectively, for the comparable periods in fiscal 1994. As a percentage of homebuilding revenues, selling, general and administrative expenses increased to 11.9% and 11.7%, respectively, for the three-month and six-month periods ended May 31, 1995 from 9.8% and 9.9%, respectively, for the corresponding periods of the prior year. These increases were primarily the result of a higher level of outside broker participation in the sale of homes, expenses associated with the opening of new communities and an increase in the amount of real estate tax expense attributable to new land acquisitions.

At May 31, 1995, the Company had approximately $297 million (2,114 homes) of sales contracts in backlog, compared to $270 million (2,070 homes) at the end of the same period a year ago. The increase in the backlog reflects the increase in second quarter new orders that resulted as interest rates declined from higher levels earlier this year.

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated:


                                     Three Months Ended    Six Months Ended
                                          May 31,              May 31,
(IN THOUSANDS)                         1995      1994       1995      1994
- ---------------------------------------------------------------------------
REVENUES:
Rental income                        $12,740    10,934     25,678    21,878
Equity in earnings of partnerships     6,179     6,511     15,437    11,423
Management fees                        2,575     4,814      5,198     7,003
Sales of other real estate            24,279       450     25,679     1,083
Other                                  2,440     2,944      4,776     4,780
- ---------------------------------------------------------------------------
    Total revenues                    48,213    25,653     76,768    46,167
COST OF SALES AND EXPENSES            23,670    11,102     36,923    21,225
- ---------------------------------------------------------------------------
OPERATING EARNINGS                   $24,543    14,551     39,845    24,942
===========================================================================


For the three-month and six-month periods ended May 31, 1995, Investment Division revenues increased to $48.2 million and $76.8 million, respectively, compared to $25.7 million and $46.2 million, respectively, in the same periods of 1994. Operating earnings increased to $24.5 million and $39.8 million, respectively, in the second quarter and first six months of fiscal 1995 from $14.6 million and $24.9 million, respectively, in the corresponding periods of 1994. The increase in revenues and operating earnings during the second quarter of 1995 was primarily attributable to sales of other real estate which included a $16.5 million sale of a recreational facility. This increase was partially offset by a decline in equity in earnings of partnerships and management fees.
A significant portion of the partnerships earnings are derived from loan payoffs and asset sales which can vary substantially from period to period.

For the first six months of 1995, revenues and earnings increased as a result of increased sales of other real estate, increased rental income on operating properties as a result of the acquisition of additional operating properties throughout fiscal 1994 and an increase in equity in earnings of partnerships. These increases were partially offset by slightly lower management fees in the first six months of 1995 when compared to the same period of last year.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated:


                                            Three Months Ended       Six Months Ended
                                                 May 31,                 May 31,
(DOLLARS IN THOUSANDS)                        1995      1994         1995        1994
- ---------------------------------------------------------------------------------------
REVENUES                                     $13,187    14,933       25,318      29,661
COSTS AND EXPENSES                             8,911    11,203       17,169      22,354
INTERCOMPANY INTEREST EXPENSE                    630       708        1,200       1,192
- ---------------------------------------------------------------------------------------
OPERATING EARNINGS                            $3,646     3,022        6,949       6,115
=======================================================================================
Dollar volume of mortgages originated       $137,878   260,529      264,978     596,232
- ---------------------------------------------------------------------------------------
Number of mortgages originated                 1,300     2,600        2,500       5,800
- ---------------------------------------------------------------------------------------
Principal balance of servicing portfolio                         $3,351,402   3,451,577
- ---------------------------------------------------------------------------------------
Number of loans serviced                                             44,600      46,000
=======================================================================================


Operating earnings of the Financial Services Division were $3.6 million and $6.9 million, respectively, for the three-month and six-month periods ended May 31, 1995, compared to $3.0 million and $6.1 million, respectively, for the same periods last year. The increases in operating earnings were primarily the result of earnings from the division's investment in the rated portions of commercial real estate mortgage-backed securities. The Financial Services Division began acquiring these investments during the third quarter of 1994. Therefore, there was no comparable income in the first two quarters of last year. The additional earnings from these investments were partially offset by lower earnings from other financial services' activities. The division has also reduced its general and administrative expenses in its production and support areas in response to the industry wide decline in mortgage loan origination volume.

INTEREST EXPENSE
Interest expense during the three-month and six-month periods ended May 31, 1995 was $4.2 million and $7.6 million, respectively, compared to $3.8 million and $6.9 million, respectively, in the corresponding periods of the prior year.
The increase in interest expense was primarily the result of higher debt levels and interest rates. Previously capitalized interest charged to interest expense during the second quarter and first six months of 1995 was $3.8 million and $7.3 million, respectively, compared to $3.8 million and $6.9 million, respectively, for the comparable periods last year.

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

The first quarter of 1994 also included a charge of $3.8 million (net of income taxes of $2.4 million) for the cumulative effect on prior years of a change in accounting for purchased mortgage servicing rights. The Company changed the way in which it evaluates these assets for impairment from an undiscounted cash flow basis to a discounted cash flow basis.

(2)  MATERIAL CHANGES IN FINANCIAL CONDITION

During the six months ended May 31, 1995, $18.1 million was used in the Company's operations, compared to $58.1 million provided by operations during the corresponding period of the prior year. The primary use of cash in the first half of 1995 was $37.9 million used to increase inventories through land purchases, land development and construction. Additionally, $8.2 million was used for income taxes. The use of cash was primarily offset by $11.3 million of cash provided by a decrease in receivables and $1.4 million of cash provided by an increase in accounts payable and accrued liabilities.

In the first six months of 1994, cash was primarily generated from net earnings, a $92.0 million decrease in loans held for sale or disposition by the Financial Services Division and $19.6 million provided by a decrease in receivables.
These increases in cash were partially offset by the use of $40.6 million to increase inventories and $29.7 million to decrease accounts payable and accrued liabilities.

Cash used in investing activities was $16.2 million in the first six months of 1995, compared to $27.2 million of cash used in the first six months of 1994. During 1995, cash was primarily used to increase loans held for investment by the Company's financial services operations, acquire additional commercial mortgage-backed securities and for additions to operating properties. These uses of cash were partially offset by sales of operating properties and cash provided by the Company's investments in partnerships.

During the 1994 period, the Company's primary use of cash in investing activities was to fund increases in operating properties, increases in loans held for investment by the Company's financial services operations and the purchase of commercial mortgage-backed securities.

During the first quarter of 1995, the Company amended its revolving credit agreement to provide for a five year commitment of $300 million. Additionally, in March 1995, the agreement was amended to increase the amount of the commitment to $310 million. At May 31, 1995, $247.7 million was outstanding on the revolving credit agreement.

PART II. OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit:
                (27)  Financial Data Schedule.

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


                                               LENNAR CORPORATION
                                           --------------------------
                                                  (Registrant)


Date:  July 12, 1995                           s/s ALLAN J. PEKOR
       -------------                       --------------------------
                                                 Allan J. Pekor
                                            Financial Vice President
                                             Chief Financial Officer


Date:  July 12, 1995                          s/s JAMES T. TIMMONS
       -------------                       --------------------------
                                                James T. Timmons
                                                   Controller
                                            Chief Accounting Officer