Form 10-Q
period 1995-08-31
LENNAR CORP
filed 1995-10-13
CIK 58696

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended AUGUST 31, 1995

Commission file number: 1-6643

                               LENNAR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         59-1281887
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

700 NORTHWEST 107 AVENUE, MIAMI, FLORIDA                       33172
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 559-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No

Common shares outstanding as of the end of the current fiscal quarter:
         Common                      25,840,444
         Class B Common               9,985,731

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                                (Unaudited)
                                                                                 August 31,   November 30,
ASSETS                                                                             1995           1994
----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
   Homebuilding and investment assets:
      Cash and cash equivalents                                                $    13,601          16,801
      Receivables, net                                                              37,312          48,165
      Inventories:
        Construction in progress and model homes                                   233,590         175,547
        Land held for development                                                  294,684         300,488
                                                                               ---------------------------
          Total inventories                                                        528,274         476,035
      Land held for investment                                                      75,202          80,747
      Operating properties and equipment, net                                      191,269         193,621
      Investments in and advances to partnerships                                  121,717         106,637
      Other assets                                                                  34,665          29,598
   Financial services assets                                                       319,140         252,195
----------------------------------------------------------------------------------------------------------
          Total assets - homebuilding, investment and financial services         1,321,180       1,203,799
----------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE       78,236          89,424
----------------------------------------------------------------------------------------------------------
                                                                               $ 1,399,416       1,293,223
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
   Homebuilding and investment liabilities:
      Accounts payable and accrued liabilities                                 $   107,026         102,582
      Customer deposits                                                             19,205          15,271
      Income taxes:
        Currently payable                                                            7,102          10,205
        Deferred                                                                    50,249          50,796
      Mortgage notes and other debts payable                                       327,347         328,936
   Financial services liabilities                                                  231,978         168,348
----------------------------------------------------------------------------------------------------------
          Total liabilities - homebuilding, investment and financial services      742,907         676,138
----------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                      73,942          82,997
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Common stock                                                                      2,584           2,578
   Class B common stock                                                                999             999
   Additional paid-in capital                                                      170,291         169,605
   Retained earnings                                                               408,693         360,906
----------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                               582,567         534,088
----------------------------------------------------------------------------------------------------------
                                                                               $ 1,399,416       1,293,223
==========================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                     Three Months Ended         Nine Months Ended
                                                         August 31,                August 31,
                                                     1995         1994         1995         1994
--------------------------------------------------------------------------------------------------
REVENUES:
   Homebuilding                                   $ 159,902      143,727      445,523      461,941
   Investment                                        28,077       40,415      104,845       86,582
   Financial services                                14,875       13,022       40,193       42,683
   Limited-purpose finance subsidiaries               1,876        2,260        5,884        7,362
--------------------------------------------------------------------------------------------------
      Total revenues                                204,730      199,424      596,445      598,568
--------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Homebuilding                                     146,153      127,988      409,997      412,658
   Investment                                        14,388       23,487       51,311       44,712
   Financial services                                 9,469        9,139       26,638       31,493
   Limited-purpose finance subsidiaries               1,883        2,161        5,881        7,320
   Corporate general and administrative               2,343        2,849        7,640        7,979
   Interest                                           4,733        3,545       12,358       10,424
--------------------------------------------------------------------------------------------------
      Total costs and expenses                      178,969      169,169      513,825      514,586
--------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES        25,761       30,255       82,620       83,982

INCOME TAXES                                         10,047       11,799       32,222       32,753
--------------------------------------------------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                             15,714       18,456       50,398       51,229
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES FOR:
      Income taxes                                     --           --           --          4,745
      Purchased mortgage servicing rights              --           --           --         (3,784)
--------------------------------------------------------------------------------------------------
NET EARNINGS                                      $  15,714       18,456       50,398       52,190
==================================================================================================
AVERAGE SHARES OUTSTANDING                           36,107       36,056       36,081       36,108
==================================================================================================
NET EARNINGS PER SHARE:
   BEFORE CUMULATIVE EFFECT OF CHANGES IN
      ACCOUNTING PRINCIPLES                       $     .44          .51         1.40         1.42
   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
      PRINCIPLES                                         --           --           --          .03
--------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                            $     .44          .51         1.40         1.45
==================================================================================================

==================================================================================================
CASH DIVIDENDS PER COMMON SHARE                   $   0.025        0.025        0.075         0.07
--------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE           $  0.0225       0.0225       0.0675        0.062
==================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                           Nine Months Ended
                                                                                              August 31,
                                                                                          1995          1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                         $  50,398        52,190
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                          8,048         6,859
    Equity in earnings of partnerships                                                   (22,838)      (17,225)
    Gain on sales of other real estate                                                   (15,086)       (8,942)
    Decrease in deferred income taxes                                                       (547)       (2,120)
    Cumulative effect of changes in accounting principles                                    --           (961)
    Changes in assets and liabilities, net of effects from accounting changes:
      Decrease in receivables                                                             11,608        21,343
      Increase in inventories                                                            (56,071)      (60,121)
      Decrease in financial services' loans held for sale or disposition                      48       117,699
      Increase (decrease) in accounts payable and accrued liabilities                      6,099       (29,474)
      Decrease in income taxes currently payable                                          (3,103)       (3,836)
    Other, net                                                                             3,934         1,163
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                              (17,510)       76,575
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to operating properties and equipment                                         (8,768)       (9,628)
  Sales of operating properties and equipment                                             20,444        20,007
  Sales of land held for investment                                                        9,833         1,096
  Decrease (increase) in investments in and advances to partnerships                       7,758        (1,675)
  Additions to financial services' loans held for investment                             (37,115)      (52,408)
  Sales and collections of financial services' loans held for investment                   3,880        40,546
  Purchase of commercial mortgage-backed securities                                      (21,345)      (29,121)
  Other, net                                                                               1,417         7,082
--------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (23,896)      (24,101)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                                         68,300         8,700
  Net borrowings (repayments) under financial services' warehouse lines of credit         12,600      (104,534)
  Mortgage notes and other debts payable:
    Proceeds from borrowings                                                             152,486        60,371
    Principal payments                                                                  (191,118)      (16,660)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and other receivables                           11,175        35,319
    Principal reduction of bonds and notes payable                                        (9,630)      (33,513)
  Common stock:
    Issuance                                                                                 692           716
    Dividends                                                                             (2,611)       (2,420)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                               41,894       (52,021)
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    488           453
Cash and cash equivalents at beginning of period                                          17,942        14,225
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $  18,430        14,678
==============================================================================================================
Summary of cash and cash equivalent balances:
  Homebuilding and investment                                                          $  13,601        10,158
  Financial services                                                                       4,829         4,520
--------------------------------------------------------------------------------------------------------------
                                                                                       $  18,430        14,678
==============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest, net of amounts capitalized                                   $  15,746         8,804
  Cash paid for income taxes                                                           $  36,361        37,798
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

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and five subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Lennar Capital Corporation and TitleAmerica Insurance Corporation. These companies arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others, acquire, package and resell home mortgage loans and perform mortgage loan servicing activities. This division also invests in rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities.

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

(4)      RESTRICTED CASH

Cash includes restricted deposits of $3.0 million and $3.7 million as of August 31, 1995 and November 30, 1994, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.

(5)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                       (Unaudited)
                                                        August 31,  November 30,
         (In thousands)                                    1995        1994
         -----------------------------------------------------------------------
         Assets:
           Loans held for sale or disposition, net      $ 124,452     124,324
           Loans and mortgage-backed securities
             held for investment, net                     172,600     107,989
           Cash and receivables, net                       14,855      11,579
           Servicing acquisition costs                      2,681       3,949
           Other                                            4,552       4,354
         -----------------------------------------------------------------------
                                                        $ 319,140     252,195
         =======================================================================
         Liabilities:
           Notes and other debts payable                $ 216,678     154,379
           Other                                           15,300      13,969
         -----------------------------------------------------------------------
                                                        $ 231,978     168,348
         =======================================================================

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

(7)      SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended August 31, 1995, the Company acquired commercial mortgage-backed securities for $40.0 million. Of this amount, $21.3 million was paid in cash and $18.7 million was financed by the sellers. During the same period in 1994, the Company acquired $64.0 million of commercial mortgage-backed securities of which $29.1 million was paid in cash and $34.9 million was financed by the sellers.

(8)      RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW
Net earnings before the cumulative effect of changes in accounting principles were $15.7 million and $50.4 million, respectively, for the three-month and nine-month periods ended August 31, 1995, compared to $18.5 million and $51.2 million, respectively, for the three-month and nine-month periods ended August 31, 1994. The decrease in 1995 third quarter net earnings before changes in accounting principles was due to lower operating earnings from the Homebuilding and Investment Divisions and higher interest expense. These decreases were partially offset by higher operating earnings from the Financial Services Division. Operating earnings in the third quarter of 1994 included a significant sale of real estate in the Investment Division. The decrease in the 1995 nine-month net earnings before changes in accounting principles was due to lower operating earnings from the Homebuilding Division and higher interest expense which were partially offset by higher operating earnings from the Investment and Financial Services Divisions. In the first quarter of 1994, the Company made two one-time adjustments for changes in accounting principles which increased net earnings by approximately $1.0 million. There were no accounting changes in 1995.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                            Three Months Ended       Nine Months Ended
(DOLLARS IN THOUSANDS, EXCEPT                   August 31,             August 31,
AVERAGE SALES PRICES)                        1995       1994         1995       1994
--------------------------------------------------------------------------------------
REVENUES:
Sales of homes                             $156,751    142,009      433,244    451,919
Other                                         3,151      1,718       12,279     10,022
--------------------------------------------------------------------------------------
   Total revenues                           159,902    143,727      445,523    461,941

COSTS AND EXPENSES:
Cost of homes sold                          127,997    113,176      351,187    360,362
Cost of other revenues                        1,875      1,068        9,159      7,126
Selling, general and administrative          16,281     13,744       49,651     45,170
--------------------------------------------------------------------------------------
   Total costs and expenses                 146,153    127,988      409,997    412,658
--------------------------------------------------------------------------------------
OPERATING EARNINGS                         $ 13,749     15,739       35,526     49,283
======================================================================================

Gross profit - home sales                  $ 28,754     28,833       82,057     91,557
Gross profit percentage                       18.3%      20.3%        18.9%      20.3%
S,G&A as a percentage of homebuilding
  revenues                                    10.2%       9.6%        11.1%       9.8%
Average sales price                        $133,600    125,600      137,400    125,400

======================================================================================

SUMMARY OF HOME AND BACKLOG DATA           Three Months Ended        Nine Months Ended
                                                August 31,              August 31,
DELIVERIES                                  1995       1994           1995       1994
--------------------------------------------------------------------------------------
Florida                                      803        800            2,243     2,642
Arizona                                      124        151              356       505
Texas                                        246        180              554       458
--------------------------------------------------------------------------------------
                                           1,173      1,131            3,153     3,605
======================================================================================
NEW ORDERS
--------------------------------------------------------------------------------------
Florida                                      878        882            2,642     2,660
Arizona                                      175         94              419       377
Texas                                        247        166              630       544
--------------------------------------------------------------------------------------
                                           1,300      1,142            3,691     3,581
======================================================================================
BACKLOG - HOMES
--------------------------------------------------------------------------------------
Florida                                                                1,721     1,696
Arizona                                                                  301       212
Texas                                                                    219       173
--------------------------------------------------------------------------------------
                                                                       2,241     2,081
======================================================================================
BACKLOG - DOLLAR VALUE (in thousands)                               $317,702   287,651
======================================================================================

Homebuilding revenues in the three-month and nine-month periods ended August 31, 1995 were $159.9 million and $445.5 million, respectively, compared to $143.7 million and $461.9 million, respectively, in the same periods of 1994. Homebuilding revenues were higher in the 1995 third quarter due to a higher number of home deliveries and an increase in the average sales price. Homebuilding revenues were lower in the 1995 nine-month period due to a lower number of home deliveries, partially offset by an increase in the average sales price. New home deliveries for the 1995 three-month and nine-month periods were 1,173 and 3,153, respectively, compared to 1,131 and 3,605, respectively, for the same periods of 1994. The average sales price of a home delivered during the three-month and nine-month periods ended August 31, 1995 was $133,600 and $137,400, respectively, compared to $125,600 and $125,400, respectively, in the corresponding periods of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher-priced homes, as well as price increases for existing products.

Gross profit percentages from the sales of homes were 18.3% and 18.9%, respectively, in the three-month and nine-month periods ending August 31, 1995, compared to 20.3% in both of the corresponding periods of the prior year. These decreases were primarily attributable to an increase in land costs related to the mix of homes delivered.

Selling, general and administrative expenses increased to $16.3 million and $49.7 million for the three-month and nine-month periods ended August 31, 1995, respectively, from $13.7 million and $45.2 million, respectively, for the comparable periods in 1994. As a percentage of homebuilding revenues, selling, general and administrative expenses increased to 10.2% and 11.1%, respectively, for the three-month and nine-month periods ended August 31, 1995 from 9.6% and 9.8%, respectively, for the comparable periods in 1994. These increases were primarily the result of increased advertising and promotional expenses, increased expenses associated with the opening of new communities and a higher level of outside broker participation in the sale of homes.

At August 31, 1995, the Company had approximately $318 million (2,241 homes) of sales contracts in backlog, compared to $288 million (2,081 homes) at the end of the same period in the prior year. The increase in backlog is attributable to the increase in new orders in 1995.

INVESTMENT
The following table presents selected financial data related to the Investment Division for the periods indicated (unaudited):

                                            Three Months Ended       Nine Months Ended
                                                August 31,              August 31,
(IN THOUSANDS)                               1995       1994          1995      1994
--------------------------------------------------------------------------------------
REVENUES:
   Rental income                           $11,652      9,965        37,330    31,843
   Equity in earnings of partnerships        7,401      5,802        22,838    17,225
   Management fees                           2,095      3,141         7,293    10,144
   Sales of other real estate                4,592     20,000        30,271    21,083
   Other                                     2,337      1,507         7,113     6,287
--------------------------------------------------------------------------------------
      Total revenues                        28,077     40,415       104,845    86,582
COST OF SALES AND EXPENSES                  14,388     23,487        51,311    44,712
--------------------------------------------------------------------------------------
OPERATING EARNINGS                         $13,689     16,928        53,534    41,870
======================================================================================

For the three-month and nine-month periods ended August 31, 1995, Investment Division revenues were $28.1 million and $104.8 million, respectively, compared to $40.4 million and $86.6 million, respectively, in the same periods of 1994. Operating earnings were $13.7 million and $53.5 million, respectively, in the third quarter and first nine months of 1995, compared to $16.9 million and $41.9 million, respectively, in the corresponding periods of 1994. The decrease in operating earnings for the third quarter of 1995 was primarily due to the decrease in sales of other real estate and slightly lower partnership management fees. In the third quarter of 1995, sales of real estate totaled $4.6 million. In the third quarter of 1994, a significant sale of real estate totaling $20.0 million occurred. The decrease in operating earnings from sales of other real estate was partially offset by increased rental income as a result of the acquisition of additional operating properties late in fiscal 1994 and an increase in equity in earnings of partnerships. A significant portion of partnership earnings are derived from loan payoffs and asset sales which can vary substantially from period to period.

For the first nine months of 1995, revenues and earnings increased as a result of increased sales of other real estate, increased rental income on operating properties and an increase in equity in earnings of partnerships. This increase was partially offset by lower partnership management fees.

FINANCIAL SERVICES
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                            Three Months Ended         Nine Months Ended
                                                August 31,                August 31,
(DOLLARS IN THOUSANDS)                        1995       1994          1995         1994
------------------------------------------------------------------------------------------
REVENUES                                   $  14,875    13,022          40,193      42,683
COSTS AND EXPENSES                             9,469     9,139          26,638      31,493
INTERCOMPANY INTEREST EXPENSE                    653       830           1,853       2,022
------------------------------------------------------------------------------------------
OPERATING EARNINGS                         $   4,753     3,053          11,702       9,168
------------------------------------------------------------------------------------------
Dollar volume of mortgages originated      $ 191,135   177,335         456,113     773,567
------------------------------------------------------------------------------------------
Number of mortgages originated                 1,700     1,700           4,200       7,400
------------------------------------------------------------------------------------------
Principal balance of servicing portfolio                           $ 3,388,265   3,337,338
------------------------------------------------------------------------------------------
Number of loans serviced                                                44,500      44,800
==========================================================================================

Operating earnings of the Financial Services Division were $4.8 million and $11.7 million, respectively, for the three-month and nine-month periods ended August 31, 1995, compared to $3.1 million and $9.2 million, respectively, for the same periods of 1994. The increases in operating earnings were primarily the result of earnings from the division's investment in the rated portions of commercial real estate mortgage-backed securities. The Financial Services Division began acquiring these investments during the third quarter of 1994. Therefore, earnings from these investments for the first nine months of 1995 were significantly greater than for the same period last year. Additionally, earnings from Financial Services' title operations increased for both the third quarter and first nine months of 1995, when compared to the same periods of last year. Earnings from the division's mortgage operations increased slightly for the 1995 third quarter compared to the 1994 third quarter, whereas year-to-date 1995 operating earnings from mortgage operations decreased from the same period in 1994.

INTEREST EXPENSE
Interest expense during the three-month and nine-month periods ended August 31, 1995 was $4.7 million and $12.4 million, respectively, compared to $3.5 million and $10.4 million, respectively, in the corresponding periods of the prior year. The increase in interest expense was primarily the result of higher debt levels and interest rates. Previously capitalized interest charged to interest expense during the third quarter and first nine months of 1995 was $4.3 million and $11.6 million, respectively, compared to $3.5 million and $10.4 million, respectively, for the comparable periods last year.

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

(2)      MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended August 31, 1995, $17.5 million was used in the Company's operations, compared to $76.6 million provided by operations during the corresponding period of the prior year. The primary use of cash in operations during 1995 was $56.1 million used to increase inventories through land purchases, land development and construction. The use of cash was partially offset by $11.6 million of cash provided by a decrease in receivables and $6.1 million of cash provided by an increase in accounts payable and accrued liabilities.

During the nine months ended August 31, 1994, cash was primarily provided from net earnings of $52.2 million, a $117.7 million decrease in loans held for sale or disposition by the Financial Services Division and a $21.3 million decrease in receivables. These increases in cash were partially offset by the use of $60.1 million to increase inventories and $29.5 million to decrease accounts payable and accrued liabilities.

Cash used in investing activities was $23.9 million in the first nine months of 1995, compared to $24.1 million of cash used in the first nine months of 1994. During 1995, cash was primarily used to acquire loans held for investment by the Company's financial services operations, additional commercial mortgage-backed securities and operating properties. These uses of cash were partially offset by sales of operating properties and land held for investment and cash provided by the Company's investments in partnerships.

During 1994, the Company's primary use of cash in investing activities was to acquire loans held for investment by the Company's financial services operations, commercial mortgage-backed securities and operating properties. These uses of cash were partially offset by sales and collections of financial services' loans held for investment and sales of operating properties.

During fiscal 1995, the Company amended its unsecured revolving credit agreement to provide for a five-year commitment of $310 million. At August 31, 1995, $244.0 million was outstanding on the revolving credit agreement.

A majority of the Company's variable rate borrowings are based on the London Interbank Offering Rate ("LIBOR") index. In June 1995, the Company entered into seven-year interest rate swap agreements which fixed the LIBOR index at 5.99% - 6.06% on $200 million of variable debt.

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

                                                     LENNAR CORPORATION
                                                  ------------------------
                                                         (Registrant)


Date:  OCTOBER 13, 1995                                ALLAN J. PEKOR
       ----------------                           ------------------------
                                                       Allan J. Pekor
                                                  Financial Vice President
                                                   Chief Financial Officer


Date:  OCTOBER 13, 1995                               JAMES T. TIMMONS
       ----------------                           ------------------------
                                                      James T. Timmons
                                                         Controller
                                                  Chief Accounting Officer