Form 10-K405
period 1995-11-30
LENNAR CORP
filed 1996-02-28
CIK 58696

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended November 30, 1995

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                  ---------------------
Common Stock, par value 10(cent)                    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [x] NO ____

        As of February 5, 1996, registrant had outstanding 25,901,227 shares of common stock and 9,985,731 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding 25,430,354 shares of common stock and 40,601 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $674,980,308, were held by non-affiliates of the registrant.

 Documents incorporated by reference:

 RELATED
 SECTION                  DOCUMENTS
-------------------------------------------------------------------------------
     II                   Pages 19 through 40 of the Annual Report to
                          Stockholders for the year ended November 30, 1995.
     III                  Definitive Proxy Statement to be filed pursuant to
                          Regulation 14 A on or before March 29, 1996.
===============================================================================

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

       Lennar Corporation (together with its subsidiaries, the "Company") is a diversified national real estate company with three principal businesses: homebuilding, real estate investment and financial services. The Company's homebuilding operations include the construction and sale of homes, as well as the purchase, development and sale of residential land. The Investment Division is involved in the ownership, development, management and leasing, as well as the acquisition and sale, of commercial real estate and other real estate related assets. The financial services operations consist of mortgage loan origination and servicing, closing and title services and investments in rated commercial real estate mortgage-backed securities.

       For more than 25 years, Lennar has owned and managed commercial and residential rental properties. Since 1992, the Company, through its Investment Division, began acquiring portfolios of commercial real estate assets, including real estate related loans, which it believed it could liquidate at a profit. As of November 30, 1995, the Company had entered into a total of eleven partnerships, all of which have been formed to acquire and manage portfolios of assets. Five new partnerships were formed during 1995. The Company shares in the profits and losses of the partnerships and also receives fees for the management and disposition of the partnerships' assets.

       Beginning in 1994, the Company also began acquiring, at a discount, portions of commercial real estate mortgage-backed securities. The Company's Investment Division invests in the unrated portions of these securities and the Financial Services Division generally invests in the rated portions. The Company's Investment Division partnerships also retain portions of these securities when they are the issuer of the securities. The Company's Investment Division is the special servicer on behalf of all the certificate holders (the majority of which are not Lennar entities) of the commercial mortgage-backed securities which are held by the Company and its partnerships.

       Since 1991, the Company has expanded its homebuilding operations by entering the following new markets: Dallas, Texas in 1991; Houston, Texas and Port St. Lucie, Florida in 1992 and Sarasota, Florida in 1994. In addition, the Company began the development of an adult-community in the Orlando, Florida area in 1995. On December 29, 1995, the Company acquired the residential business of Friendswood Development Company, the real estate subsidiary of Exxon Corporation, for approximately $110 million. Friendswood Development Company is based in Houston, Texas and its operations include the development of master-planned communities, as well as Village Builders, its homebuilding division.

       During 1995, the Company acquired mortgages receivable for approximately $47 million from the secured creditors of Bramalea of California, Inc. ("BCI") after BCI had filed for bankruptcy protection. The Company acquired these mortgages (at significant discounts from their face values) in order to convert them into an ownership interest when BCI is reorganized out of bankruptcy which is anticipated in 1996. The collateral for these mortgages consists of real property located in California.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in three industry segments - homebuilding, real estate investment and financial services. The financial information related to these industry segments is contained in the financial statements incorporated by reference to pages 26 through 39 of the Company's 1995 Annual Report to Stockholders.

NARRATIVE DESCRIPTION OF BUSINESS

                                  HOMEBUILDING

       The Company and its predecessor have been building homes since 1954. The Company believes that, since its acquisition of Development Corporation of America in 1986, it has each year delivered more homes in Florida than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in the Dallas/Fort Worth area of Texas. In 1992, it started homebuilding operations in Houston, Texas and Port St. Lucie, Florida. In late 1994, the Company began homebuilding operations in Sarasota, Florida and in 1995 it started development of an adult-community in the Orlando, Florida area. The Company has constructed and sold over 125,000 homes to date.

       The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona and Texas, these activities are conducted through Lennar Homes of Arizona, Inc. and Lennar Homes of Texas, Inc., respectively. Effective with the acquisition of Friendswood Development Company, the Company will also be conducting business in Texas through Village Builders, Inc. and Friendswood Development Company.

       The Company is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation of land, improvement of undeveloped and partially developed acreage, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

       The Company sells single-family attached and detached homes and condominiums in buildings generally one to five stories in height. Homes sold by the Company are primarily in the moderate price range for the areas in which they are located. They are targeted primarily at first time homebuyers, move-up homebuyers and, in some communities, retirees. The average sales price of a Lennar home was $138,200 in fiscal 1995.

CURRENT HOMEBUILDING ACTIVITIES

       The table on the following page summarizes information about the Company's recent homebuilding activities:

                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Real Estate Activities
                                                                                               NOVEMBER 30, 1995
                                                                           --------------------------------------------------------
                                    HOMES DELIVERED                           HOMES COMPLETED                     ESTIMATED NUMBER
                                    IN YEARS ENDED                         OR UNDER CONSTRUCTION                 OF HOMES THAT COULD
                                     NOVEMBER 30,                          -----------------------   SOLD HOMES   BE CONSTRUCTED ON
REGION AND TYPE OF              ---------------------------------                    AVAILABLE FOR     NOT YET     LAND CURRENTLY
PRODUCTS                        1995          1994          1993           SOLD (1)      SALE        STARTED (1)   OWNED (2) (3) (4)
------------------              ----          ----          ----           --------  -------------   ----------- -------------------
Florida
     Single-family detached     2,400         2,471         2,155           658           329           363        14,680
     Single-family attached       437           426           796            77            91            23         2,280
     Multi-family                 558           820           772           119           187            77         7,310

Arizona

     Single-family detached       466           586           596           228           108            73         1,990
     Single-family attached        38            46            11             1             8            --            --
     Multi-family                  --            --            --            --            --            --           330

Texas

     Single-family detached       781           616           304           162           152            21         2,930
     Single-family attached        --            --            --            --            --            --            --
     Multi-family                  --            --            --            --            --            --            --
                               ------        ------        ------        ------        ------        ------        ------
           Totals               4,680         4,965         4,634         1,245           875           557        29,520
                               ======        ======        ======        ======        ======        ======        ======

     Notes:
      (1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.
      (2) Based on current management estimates, which are subject to change.
      (3) The Company owns additional property, which it may decide to develop or sell in the future.
      (4) As of November 30, 1995, the Company had contracts or options to purchase approximately 8,000 additional homesites.


PROPERTY ACQUISITION

       The Company continuously considers the purchase of, and from time to time acquires, land for its development and sales programs. It generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages or is mortgaged to secure $85 million of term loans, most of the Company's land (including most of the land on which it is currently building or expects to build during the next year) is not subject to mortgages. The Company believes its land inventory gives it a competitive advantage, particularly in Florida.

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

       The Company employs sales associates who are paid salaries, commissions or both to make onsite sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its residential communities through local media and sells primarily from models that it has designed and constructed. In addition, the Company advertises its retirement communities in areas where potential retirees live.

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

COMPETITION

       The housing industry is highly competitive. In its activities, the Company competes with other developers and builders in and near the areas where the Company's communities are located, including a number of homebuilders with nationwide operations. The Company has for the past 25 years been one of the largest homebuilders in South Florida and for the past several years has delivered more homes in the State of Florida than any other homebuilder. The Company is also a leading homebuilder in Arizona and in Texas. Nonetheless, the Company is subject to intense competition from a large number of homebuilders in all of its market areas.

                                   INVESTMENT

       The Company has been engaged for more than 25 years in developing and managing commercial and residential income-producing properties. Currently, through its Investment Division, the Company owns and manages more than 2,800 rental apartment units (which are approximately 86% occupied) and more than 2.2 million square feet of office buildings, warehouses and neighborhood retail centers (which are approximately 86% occupied), as well as two hotels consisting of 462 rooms, a mobile home park, and golf and other recreational facilities in various communities. At times, when properties reach what the Company believes to be optimum value, the Company sells them.

       Since 1992, the Investment Division has been acquiring, by itself and through partnerships, portfolios of real estate assets which it believes it can liquidate at a profit and from which it can generate rental, interest and other income during the liquidation process which can last several years. As of November 30, 1995, the Investment Division had entered into eleven partnerships. The Company's equity interests in these partnerships range from 25% to 50% (which in one instance includes an investment by the Company's Financial Services Division). In addition to the Company participating in the partnerships' purchases of portfolios of real estate assets, the Investment Division oversees the management of those portfolios, for which it receives management fees. A portfolio may consist of a combination of performing loans, non-performing loans and real estate. With regard to performing loans, principal and interest payments are collected until the loans are paid in full, or the loans are used as collateral for non-recourse debt (which has the effect of accelerating the partnerships' cash realization). With regard to non-performing loans, the partnerships attempt to renegotiate the terms with the borrowers or pursue other remedies, depending on the circumstances. These loans either become performing, are paid off, or the partnerships become the owners of the underlying real estate. This real estate is then managed and value enhanced until it is sold.

       In several instances, loans held by partnerships have been grouped into pools, which have obtained funding by issuing rated and unrated securities entitling the holders to the future proceeds of the loans. Often, the partnerships retain the unrated portions of the securities issued. Since 1994, the Investment Division began acquiring, at substantial discounts from their face amounts, unrated portions of commercial mortgage-backed securities issued by others. The Investment Division is the special servicer on behalf of all certificate holders of these securities, both those issued by the partnerships and by others. The principal business of the special servicer is the management of real estate loans requiring attention.


                               FINANCIAL SERVICES

       The Company's financial services subsidiaries originate mortgage loans, service mortgage loans which they and other lenders originate, purchase and re-sell mortgage loan pools, arrange title insurance and provide closing services for homebuyers. This division also invests in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portions of those securities.

MORTGAGE ORIGINATION

       Through two of the financial services subsidiaries, Universal American Mortgage Company and AmeriStar Financial Services, Inc., the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others from offices located in Florida, California, Arizona, Texas, North Carolina and Maryland. In 1995, loans to buyers of the Company's homes represented approximately 20% of the Company's $650 million of loan originations.

       The Company sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, and retains most of the servicing rights. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its loans held for sale with borrowings under the financial services subsidiaries' $80 million lines of credit (secured by the loans and by certain servicing rights) or from Lennar Corporation when, on a consolidated basis, the Company can minimize its overall cost of funds.

MORTGAGE SERVICING

       The Company obtains significant earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At

November 30, 1995, it had a servicing portfolio of approximately 44,300 loans with an unpaid principal balance of approximately $3.4 billion.

       Revenues from servicing mortgage loans include servicing fees, late charges and other ancillary fees and all, or in some states, part of the interest on sums held in escrow for tax, insurance and other payments.

ASSET ACQUISITION AND DISPOSITION

       The Company, from time to time, purchases pools of mortgage loans originated by financial institutions and then re-sells the loans in the secondary market. The benefits to the Company from these transactions include gains from the sales of the loans and retention of the right to service the loans after they are sold in the secondary market. In 1994, the Financial Services Division expanded its investment activities by acquiring rated portions of commercial mortgage-backed securities for which Lennar's Investment Division is the special servicer.

TITLE INSURANCE AND CLOSING SERVICES

       The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others in Florida. It provided these services in connection with approximately 4,100 real estate transactions during 1995. During 1994, the Company formed TitleAmerica Insurance Corporation, a title insurance underwriter, which provides title insurance to buyers of the Company's homes and others.

                                OTHER ACTIVITIES

       The Company has a number of limited-purpose finance subsidiaries which have placed mortgages and other receivables as collateral for various long-term financings. These subsidiaries pay the debt service on the long-term borrowings primarily from the cash flows generated by the related pledged collateral. The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules.

                                   REGULATION

       Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws in Florida and other states requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. The State of Florida has also adopted a law which requires that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of this law are implemented and administered by individual counties and municipalities throughout the state and may result in additional fees and assessments or building moratoriums. It is difficult to predict the impact of this law on future operations, or what changes may take place in the law in the future. However, the Company believes that most of its Florida land presently meets the criteria under the law, and it has the financial resources to provide for development of the balance of its land in compliance with the law.

       Recently, there have been changes to various building codes within Florida. These changes have resulted in higher construction costs. These additional costs have been recoverable through increased selling prices without any significant effect on sales volume.

       Virtually all areas of the United States have adopted regulations intended to assure that construction and other activities will not have an adverse effect on local environmental conditions. These regulations have had an effect on the manner in which the Company has developed certain properties and may have a continuing influence on the Company's development activities in the future.

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

       The Company's title insurance agency subsidiary must comply with applicable insurance laws and regulations.

       The Company's subsidiary which underwrites title insurance is licensed in the State of Florida, and must comply with Florida laws and regulations regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                                    EMPLOYEES

       At November 30, 1995, the Company employed 1,552 individuals, of whom 335 were management, supervisory and other professional personnel, 176 were construction supervisory personnel, 271 were real estate salespersons, 153 were hospitality personnel and 617 were professional support personnel, accounting, office clerical and skilled workers.

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

ITEM 3.    LEGAL PROCEEDINGS.

       The Company is a defendant in various lawsuits brought by condominium and homeowner associations in communities constructed by the Company. Although the specific allegations in the lawsuits differ, in general, each of the lawsuits asserts that the Company failed to construct buildings in the community involved in accordance with plans and specifications and applicable construction codes, and each of them seeks reimbursement for sums the plaintiff association claims it will have to spend to remedy the alleged construction deficiencies. Associations in other communities have threatened similar suits. Suits of this type are common within the homebuilding industry. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

       The Company had a number of claims for damages relating to a hurricane which occurred in 1992. Most have been settled and to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to the remaining hurricane related claims, the Company believes that the amount it would pay would not be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

       Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 40 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

       Selected financial data is incorporated by reference to page 19 of the Company's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 20 through 24 of the Company's 1995 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 26 through 39 of the Company's 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 1996 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 5, 1996:

         NAME/POSITION                AGE      YEAR OF ELECTION
         -------------                ---      ----------------
Leonard Miller,
    Chairman of the Board and
    President                          63           1969
Robert B. Cole,
    Secretary                          85           1969
Irving Bolotin,
    Senior Vice President              63           1969
Allan J. Pekor,
    Financial Vice President           59           1979
Sherman J. Kronick,
    Vice President                     70           1979
Marshall H. Ames,
    Vice President                     52           1982
Stuart A. Miller,
    Vice President                     38           1985
Jeffrey P. Krasnoff,
    Vice President                     40           1986
Jonathan M. Jaffe
    Vice President                     36           1994

         NAME/POSITION                AGE      YEAR OF ELECTION
         -------------                ---      ----------------
M. Eugene Saleda,
    Treasurer                          60           1977
James T. Timmons,
    Controller                         30           1993
Steven J. Saiontz,
    President, Lennar Financial
    Services, Inc.                     37           1987

       Mr. Leonard Miller has been the Chief Executive Officer and a director of the Company since it was founded.

       Mr. Cole was formerly a member of Mershon, Sawyer, Johnston, Dunwody & Cole, a firm of attorneys in Miami, Florida. Since 1983, he has been a consultant to the Company on business and legal affairs, as well as Chairman of the Company's Executive Committee and General Counsel.

       Messrs. Bolotin, Pekor, Kronick, Ames, Krasnoff and Saleda have each held substantially their present positions with the Company for more than five years.

       Mr. Stuart Miller (who is the son of Leonard Miller) and Mr. Jaffe have held various executive positions with the Company for more than five years. Mr. Stuart Miller has been a Vice President since 1985, and currently heads the Company's Homebuilding and Investment Divisions. Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in the Company's Homebuilding Division.

       Mr. Timmons has been employed by the Company since 1992. He became its Controller in 1993. Prior to joining the Company, Mr. Timmons was employed as a Financial Auditor with Burger King Corporation and, before that, was employed by KPMG Peat Marwick.

       Mr. Saiontz (who is the son-in-law of Leonard Miller) has been employed by the Company since 1984 and has been the President of Lennar Financial Services, Inc. since 1987.

ITEM 11.   EXECUTIVE COMPENSATION.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 1996 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 1996 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 1996 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of this Report.

              1. The following financial statements are incorporated by
                 reference in Item 8:

                                                                            PAGE IN 1995 ANNUAL
                       FINANCIAL STATEMENT                                   REPORT TO STOCKHOLDERS
                       -------------------                                  -----------------------
              Independent Auditors' Report                                             25

              Consolidated Balance Sheets as of November 30,
              1995 and 1994                                                            26

              Consolidated Statements of Earnings for the
              years ended November 30, 1995, 1994 and 1993                             27

              Consolidated Statements of Cash Flows for the
              years ended November 30, 1995, 1994 and 1993                             28

              Consolidated Statements of Stockholders' Equity
              for the years ended November 30, 1995, 1994
              and 1993                                                                 29

              Notes to Consolidated Financial Statements                             30 - 39

              2. Predecessor Independent Auditors' Report on the financial statements and financial statement schedules is included in this report on page 15.

              3. The following financial statement schedules are included in this Report:

                 FINANCIAL STATEMENT SCHEDULE                                  PAGE IN THIS REPORT
                 ----------------------------                                  -------------------
              Independent Auditors' Report on Schedules                                14

              VIII - Valuation and Qualifying Accounts                                 16

                XI - Real Estate and Accumulated                                       17
                         Depreciation

               XII - Mortgage Loans on Real Estate                                     18


       Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

 4. The following exhibits are filed with this Report or incorporated by reference:

          3(a). Certificate of Incorporation - Incorporated by reference to Registration Statement No. 2-36239 and definitive proxy statements dated February 29, 1980, March 6, 1985, March 24, 1987, March 1, 1989 and March 1, 1994.

          3(b). Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1989.

          10(a). Lennar Corporation 1980 Stock Option Plan - Incorporated by reference to Registration Statement No. 2-73630.

          10(b). Lennar Corporation 1991 Stock Option Plan - Incorporated by reference to Registration Statement No. 33-45442.

          10(c). Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement No. 2-89104.

          10(d). Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

          10(e). Lennar Corporation Employee Stock Ownership/401k Trust Agreement dated December 13, 1989 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

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

          10(h). Term Loan Agreement between Lennar Corporation and SunBank/ Miami, National Association dated April 27, 1988 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

          10(i). Term Loan Agreement between Lennar Corporation and The First National Bank of Chicago dated May 3, 1988 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1992.

          10(j).   Revolving Credit Agreement dated July 29, 1994 between
                   The First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1994.

          10(k). First Amendment to Revolving Credit Agreement dated January 31, 1995 amending the Revolving Credit Agreement dated July 29, 1994.

          10(l).   Second Amendment to Revolving Credit Agreement dated
                   April 6, 1995 amending the Revolving Credit Agreement dated July 29, 1994.

          13.      Pages 19 through 40 of the 1995 Annual Report to
                   Stockholders.

          21.      List of subsidiaries.

          23.      Independent Auditors' Consents.

          27.      Financial Data Schedule.

 (b)      Reports on Form 8-K filed during the quarter ended November 30, 1995.
          None.

 (c)      The exhibits to this Report are listed in Item 14(a)3.

 (d) The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders as permitted by Rule 14a-3(b)(1) are listed in Item 14(a)2.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LENNAR CORPORATION

Leonard Miller                              /S/              LEONARD MILLER
Chairman of the Board and President         -----------------------------------
                                            Date:           February 27, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Principal Executive Officer:

Leonard Miller                               /S/              LEONARD MILLER
Chairman of the Board and President          ----------------------------------
                                             Date:          February 27, 1996

             Principal Financial Officer:

Allan J. Pekor                               /S/              ALLAN J. PEKOR
Financial Vice President                     ----------------------------------
                                             Date:           February 26, 1996

             Principal Accounting Officer:

James T. Timmons                             /S/             JAMES T. TIMMONS
Controller                                   -----------------------------------
                                             Date:           February 26, 1996

             Directors:

Charles I. Babcock, Jr.                      /S/        CHARLES I. BABCOCK, JR.
                                             ----------------------------------
                                             Date:           February 27, 1996

Irving Bolotin                               /S/              IRVING BOLOTIN
                                             ----------------------------------
                                             Date:           February 26, 1996

Robert B. Cole                               /S/              ROBERT B. COLE
                                             ----------------------------------
                                             Date:           February 26, 1996

Richard W. McEwen
                                             ----------------------------------
                                             Date:           February   , 1996

James W. McLamore                            /S/             JAMES W. MCLAMORE
                                             ----------------------------------
                                             Date:           February 27, 1996

Stuart A. Miller                             /S/             STUART A. MILLER
                                             ----------------------------------
                                             Date:           February 26, 1996

Arnold P. Rosen                              /S/              ARNOLD P. ROSEN
                                             ----------------------------------
                                             Date:           February 26, 1996

Steven J. Saiontz                            /S/             STEVEN J. SAIONTZ
                                             ----------------------------------
                                             Date:           February 26, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of the Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation (the "Corporation") as of November 30, 1995 and 1994, and for the years then ended, and have issued our report thereon dated January 11, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Lennar Corporation, listed in Item 14 as of November 30, 1995 and 1994 and for the years then ended. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida

January 11, 1996

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Lennar Corporation:

We have audited the consolidated statements of earnings, cash flows and stockholders' equity of Lennar Corporation and subsidiaries for the year ended November 30, 1993. These consolidated financial statements are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and financial related statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lennar Corporation and subsidiaries for the year ended November 30, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

January 18, 1994

                                                                   SCHEDULE VIII

                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended November 30, 1995, 1994 and 1993

                                                                               ADDITIONS
                                                                     ----------------------------
                                                                       CHARGED       CHARGED
                                                        BEGINNING     TO COSTS     (CREDITED) TO                        ENDING
                DESCRIPTION                              BALANCE     AND EXPENSES  OTHER ACCOUNTS     (DEDUCTIONS)      BALANCE
------------------------------------------------       ------------- ------------  --------------    -------------    -----------
Year ended November 30, 1995
   Allowances deducted from assets to which they
     apply:
       Allowances for doubtful accounts and notes
         receivables                                   $   1,528,000     2,209,000        1,000        (1,366,000)      2,372,000
                                                       ============= ============= =============     =============    ===========

       Deferred income and unamortized discounts       $   2,361,000         --        (681,000)       (1,079,000)(A)     601,000
                                                       ============= ============= =============     =============    ===========

       Loan loss reserve                               $   3,534,000     1,271,000         --          (1,075,000)      3,730,000
                                                       ============= ============= =============     =============    ===========

       Valuation allowance                             $       --        1,581,000         --            (295,000)      1,286,000
                                                       ============= ============= =============     =============    ===========

Year ended November 30, 1994
   Allowances deducted from assets to which they
     apply:
       Allowances for doubtful accounts and notes
         receivable                                    $   1,323,000     1,091,000      (66,000)         (820,000)      1,528,000
                                                       ============= ============= =============     =============    ===========

       Deferred income and unamortized discounts       $   1,261,000         --       1,137,000(B)        (37,000)(A)   2,361,000
                                                       ============= ============= =============     =============    ===========

       Loan loss reserve                               $   3,595,000       472,000         --            (533,000)      3,534,000
                                                       ============= ============= =============     =============    ===========

Year ended November 30, 1993
   Allowances deducted from assets to which they
     apply:
       Allowances for doubtful accounts and notes
         receivable                                    $     603,000     1,062,000       15,000          (357,000)      1,323,000
                                                       ============= ============= =============     =============    ===========

       Deferred income and unamortized discounts       $   1,688,000         --        (342,000)          (85,000)(A)   1,261.000
                                                       ============= ============= =============     =============    ===========

       Loan loss reserve                               $     151,000       416,000    3,717,000          (689,000)      3,595,000
                                                       ============= ============= =============     =============    ===========

   Loan loss reserve included in liabilities (C)       $   3,717,000         --      (3,717,000)             --              --
                                                       ============= ============= =============     =============    ===========

Notes:
(A) Amortization of discounts and recognition of deferred income.
(B) Includes discounts on mortgages purchased.
(C) Loan loss reserves relating to loans serviced for others are included in liabilities in the balance sheet.


                                                                    Schedule XI
                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Real Estate and Accumulated Depreciation (D)

                          Year ended November 30, 1995

                                                                 COSTS CAPITALIZED
                                           INITIAL COST            SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                            TO COMPANY              ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                      -----------------------  ----------------------  -----------------------------------
                                                    BUILDING
                                                      AND                   CARRYING
     DESCRIPTION          ENCUMBRANCES   LAND     IMPROVEMENTS IMPROVEMENTS  COSTS      LAND (A)   BUILDINGS (A) TOTAL (C)
------------------------  ----------  ----------- -----------  ----------  ----------  ----------- -----------  ----------
Rental apartment
property:
   Dade County,
   Florida              $ 21,397,000   1,872,000    9,063,000   4,623,000    360,000    2,046,000   13,872,000   15,918,000
Rental office
property:
   Dade County,
   Florida                17,301,000   1,779,000       --      13,577,000  1,959,000    4,319,000   12,996,000   17,315,000
Hotel:
   Broward County,
   Florida                    --       1,000,000    3,478,000   8,824,000    367,000    1,367,000   12,302,000   13,669,000
Rental apartment
property:
   Dade County,
   Florida                    --       3,526,000    9,999,000       --          --      3,526,000    9,999,000   13,525,000
Rental office
property:
   Orange County,
   California                 --       3,839,000   15,356,000       --       120,000    3,862,000   15,453,000   19,315,000
Shopping center:
   Maricopa County,
   Arizona                    --       2,381,000    9,524,000       --         7,000    2,381,000    9,531,000   11,912,000
Other miscellaneous
   properties which are
   individually less
   than 5% of total       33,088,000  33,018,000   63,177,000  24,694,000  2,367,000   36,825,000   86,431,000  123,256,000
                          ----------  ----------- -----------  ----------  ---------   ----------  -----------  -----------
                        $ 71,786,000  47,415,000  110,597,000  51,718,000  5,180,000   54,326,000  160,584,000  214,910,000
                          ==========  =========== ===========  ==========  =========   ==========  ===========  ===========
                                                DATE OF
                            ACCUMULATED      COMPLETION OF    DATE
DESCRIPTION               DEPRECIATION (B)   CONSTRUCTION   ACQUIRED
------------------------  ----------------   ------------   ---------
Rental apartment
property:
   Dade County,
   Florida                   9,298,000          1979            1977
Rental office
property:
   Dade County,
   Florida                   2,442,000         Various          1980
Hotel:
   Broward County,
   Florida                   2,401,000         Various          1987
Rental apartment
property:
   Dade County,
   Florida                   1,510,000         Various          1991
Rental office
property:
   Orange County,
   California                  429,000          1989            1994
Shopping center:
   Maricopa County,
   Arizona                     265,000          1988            1994
Other miscellaneous
   properties which are
   individually less
   than 5% of total         13,301,000         Various         Various
                            ----------
                           $29,646,000
                           ===========


Notes:

(A) Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 40 years.
(C) The aggregate cost of the listed property for Federal income tax purposes was $160,436,000 at November 30, 1995.
(D) The listed real estate includes operating properties completed or under construction. Real estate inventories, held for resale in the ordinary course of business, have been excluded from this schedule.
(E) Reference is made to notes 1, 9 and 10 of the consolidated financial statements.
(F) The changes in the total cost of investment properties and accumulated depreciation for the years ended November 30, 1995, 1994 and 1993 are as follows (in thousands):


                                                       1995        1994        1993
                                                    ----------- -----------  ----------
Cost:
   Balance at beginning of year                   $    215,856     175,144     122,709
   Additions, at cost                                    7,103      53,340      40,557
   Accounting change                                        --       7,482          --
   Acquisitions through foreclosure                         --          --      14,410
   Cost of real estate sold                             (8,304)    (11,802)         --
   Transfers                                               255      (8,308)     (2,532)
                                                  ------------     -------     -------

      Balance at end of year                      $    214,910     215,856     175,144
                                                  ============     =======     =======

Accumulated depreciation:
   Balance at beginning of year                   $     26,423      22,508      19,834
   Depreciation and amortization charged against
     earnings                                            5,292       4,338       3,639
   Accounting change                                        --         165          --
   Depreciation on real estate sold                     (2,069)       (351)         --
   Depreciation on transfers                                --        (237)       (965)
                                                  ------------     -------     -------
      Balance at end of year                      $     29,646      26,423      22,508
                                                  ============     =======     =======

                                                                   SCHEDULE XII

                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Mortgage Loans on Real Estate

                                November 30, 1995
                                                                                                                    PRINCIPAL
                                                                                                                     AMOUNT OF
                                                                                                                       LOANS
                                                                                                                     SUBJECT TO
                                            FINAL      PERIODIC                       FACE           CARRYING        DELINQUENT
                               INTEREST    MATURITY    PAYMENT        PRIOR          AMOUNT OF       AMOUNT OF        PRINCIPAL
DESCRIPTION                     RATE        DATE        TERMS         LIENS          MORTGAGES      MORTGAGES (A)    OR INTEREST
------------------------       --------   ---------   ---------     --------         ----------   ---------------   -------------
First mortgage notes
 secured by real estate:
  Residential land -
   Los Angeles County,
   California                    6.6%         1991      Varying     $      --        55,000,000      12,850,000      12,850,000 (C)
                                                          payment
  Residential land -
   Riverside County,
   California                    6.6%         1994      Varying            --        28,274,000       7,850,000       7,850,000 (C)
                                                          payment
  Residential land -
   Orange County,
   California                    7.6%         1992      Varying            --        29,026,000       6,729,000       6,729,000 (C)
                                                          payment
  Residential land -
   San Diego County,
   California                    6.8%         1992      Varying            --        11,826,000       6,200,000       6,200,000 (C)
                                                          payment
  Residential land -
   Orange County,
   California                    6.6%         1994      Varying            --        18,985,000       3,600,000       3,600,000 (C)
                                                          payment
  Retail shopping center -
   Harris County,
   Texas                         9.5%         1996   Single payment        --         3,704,000       3,355,000          --

  Residential land -
   Broward County,
   Florida                       9.8%         1996   Level payment         --         1,915,000       1,915,000          --
  Commercial land -
   Gwinnett County,
   Georgia                       7.0%         1996   Level payment         --         1,746,000       1,630,000          --
  Office building -
   San Bernardino County,
   California                    8.5%         1994   Level payment         --         1,707,000       1,535,000       1,535,000
  Other                     7.5-10.0%    1990-2022   Various               --        11,077,000       2,238,000         373,000 (C)
                                                                      ----------    -----------      ----------       ---------
                                                                      $    --       163,260,000      47,902,000      39,137,000
                                                                      ==========    ===========      ==========      ==========

Notes:
(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $47,902,000 at November 30, 1995.
(B) This schedule does not include mortgages held by Lennar Financial Services, Inc.
(C) During 1995, the Company acquired first mortgage notes from the secured creditors of a company that had filed for bankruptcy protection.  The Company acquired these mortgages (at significant discounts from their face amounts) in order to convert them into an ownership interest after bankruptcy proceedings are completed.
(D) The changes in the carrying amounts of mortgages for the years ended November 30, 1995, 1994 and 1993 are as follows
    (in thousands):

                                              1995       1994         1993
                                           ----------- ----------- ------------
Balance at beginning of year                 $18,360      26,605       15,520
Additions (deductions):
   New mortgage loans, net                    45,877      14,293       28,929
   Collections of principal                   (9,788)    (12,454)      (4,099)
   Transfers to Lennar Financial
     Services, Inc.                               --     (11,151)          --
   Foreclosures                               (8,017)         --      (14,576)
   Amortization of discount                       14          31           40
   Deferred income recognized                  1,065           6           45
   Other                                         391       1,030          746
                                             -------      ------       ------
Balance at end of year                       $47,902      18,360       26,605
                                             =======      ======       ======