Form 10-Q
period 1996-02-29
LENNAR CORP
filed 1996-04-12
CIK 58696

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended FEBRUARY 29, 1996

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


Common shares outstanding as of the end of the current fiscal quarter:

         Common                                  25,901,927
         Class B Common                           9,985,731

===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                                                                                      (Unaudited)
                                                                                                      February 29,      November 30,
                                                                                                          1996               1995
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                                      $   13,057            21,870
         Receivables, net                                                                                   91,715            70,202
         Inventories:
           Construction in progress and model homes                                                        242,429           199,774
           Land held for development                                                                       378,117           304,630
                                                                                                        ----------         ---------
              Total inventories                                                                            620,546           504,404
         Land held for investment                                                                           74,708            72,976
         Operating properties and equipment, net                                                           217,555           189,341
         Investments in and advances to partnerships                                                       115,232           114,240
         Other assets                                                                                       51,945            40,792
     Financial services assets                                                                             349,076           353,809
- ------------------------------------------------------------------------------------------------------------------------------------
              Total assets - homebuilding, investment and financial services                             1,533,834         1,367,634
- ------------------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                               71,319            74,728
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $1,605,153         1,442,362
- ------------------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and accrued liabilities                                                        $  120,420           114,833
        Customer deposits                                                                                   14,937            14,441
        Income taxes:
           Currently payable                                                                                12,939            12,219
           Deferred                                                                                         40,372            42,611
        Mortgage notes and other debts payable                                                             456,030           336,633
     Financial services liabilities                                                                        268,282           243,191
- ------------------------------------------------------------------------------------------------------------------------------------
              Total liabilities - homebuilding, investment and financial services                          912,980           763,928
- ------------------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                              67,331            70,640
- ------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Common stock                                                                                            2,590             2,588
     Class B common stock                                                                                      999               999
     Additional paid-in capital                                                                            171,151           170,586
     Retained earnings                                                                                     444,184           427,851
     Unrealized gain on securities available-for-sale, net                                                   5,918             5,770
- ------------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                                   624,842           607,794
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $1,605,153         1,442,362
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                        Three Months Ended
                                                                                                   February 29,        February 28,
                                                                                                       1996               1995
- ------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                                                                 $     174,882             138,427
    Investment                                                                                          31,561              28,555
    Financial services                                                                                  18,362              12,131
    Limited-purpose finance subsidiaries                                                                 1,719               2,070
- ------------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                                  226,524             181,183
- ------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Homebuilding                                                                                       160,924             127,117
    Investment                                                                                          15,391              13,253
    Financial services                                                                                  11,428               8,258
    Limited-purpose finance subsidiaries                                                                 1,716               2,064
    Corporate general and administrative                                                                 2,970               2,456
    Interest                                                                                             5,894               3,433
- ------------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                                                        198,323             156,581
- ------------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                                                            28,201              24,602
INCOME TAXES                                                                                            10,998               9,595
- ------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                                     $      17,203              15,007
- ------------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING                                                                              36,205              36,037
- ------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                                                           $         .48                 .42
- ------------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                                                  $        .025                .025
- ------------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                                                          $       .0225               .0225
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                                            Three Months Ended
                                                                                                      February 29,     February 28,
                                                                                                          1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                          $  17,203           15,007
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                          3,006            2,782
      Equity in earnings of partnerships                                                                   (13,365)          (9,258)
      Gains on sales of other real estate                                                                     (477)            --
      Decrease in deferred income taxes                                                                     (2,239)            (634)
      Changes in assets and liabilities, net of effect of acquisition:
         Decrease (increase) in receivables                                                                 (1,909)           6,197
         Increase in inventories                                                                           (15,273)         (12,969)
         Decrease in financial services' loans held for sale or disposition                                 25,491           18,801
         Decrease in accounts payable and accrued liabilities                                               (9,835)         (13,677)
      Other, net                                                                                             1,307            2,649
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                            3,909            8,898
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to operating properties and equipment                                                         (11,794)          (5,137)
   Decrease in investments in and advances to partnerships                                                  15,355            6,764
   Increase in financial services' loans held for investment                                                (3,648)          (1,925)
   Purchase of investment securities                                                                       (26,675)            --
   Receipts from investment securities                                                                      12,365             --
   Acquisition of business                                                                                (108,500)            --
   Other, net                                                                                               (1,203)           1,628
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                               (124,100)           1,330
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement                                                          90,400           55,100
   Net borrowings (repayments) under financial services' short-term debt                                    11,273          (16,928)
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                                                              23,047            1,539
      Principal payments                                                                                   (15,858)         (56,990)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables                                            3,548            4,071
      Principal reduction of bonds and notes payable                                                        (3,449)          (3,716)
   Common stock:
      Issuance                                                                                                 569              526
      Dividends                                                                                               (872)            (870)
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                                108,658          (17,268)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                                               (11,533)          (7,040)
   Cash and cash equivalents at beginning of quarter                                                        30,243           17,942
- ------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of quarter                                                           $  18,710           10,902
- ------------------------------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding and investment                                                                           $  13,057            7,491
   Financial services                                                                                        5,653            3,411
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $  18,710           10,902
- ------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                                    $   6,832            4,297
   Cash paid for income taxes                                                                            $  12,422            6,018
- ------------------------------------------------------------------------------------------------------------------------------------

  See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

(1)      BASIS OF CONSOLIDATION

         The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1995 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

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

         The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also participates in and manages partnerships with financial institutions. Since 1994, this division has been acquiring, at a discount, issues of the unrated portion of debt securities which are collateralized by real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of the security. The division earns interest on these investments as well as fees for the special servicing activities.

         Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and five subsidiaries: Universal American Mortgage Company, AmeriStar Financial Services, Inc., Universal Title Insurors, Inc., Lennar Capital Corporation and TitleAmerica Insurance Corporation. These companies arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell home mortgage loans; and perform mortgage loan servicing activities. This division also invests in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities.

         The limited-purpose finance subsidiaries of LFS have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries are not considered a part of the financial services operations and are reported separately.

(3)      ACQUISITION

         On December 29, 1995, the Company purchased the assets and operations of the residential business of Friendswood Development Company, the real estate subsidiary of Exxon Corporation, for $108.5 million in cash, subject to certain post-closing adjustments. The Company financed this transaction through borrowings under its existing revolving credit agreement. The acquisition of these assets and operations have been accounted for using the purchase method of accounting.

(4)      NET EARNINGS PER SHARE

         Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares, Class B common shares and common share equivalents outstanding during the period.

(5)      RESTRICTED CASH

         Cash includes restricted deposits of $2.5 million and $3.1 million as of February 29, 1996 and November 30, 1995, respectively. These balances are comprised primarily of escrow deposits held related to condominium purchases and security deposits from tenants of commercial and apartment properties.


(6)      FINANCIAL SERVICES

         The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:


                                                                       (Unaudited)
                                                                       February 29,     November 30,
           (IN THOUSANDS)                                                   1996            1995
           -----------------------------------------------------------------------------------------
           Assets:
               Loans held for sale or disposition, net               $       98,358          123,842
               Investment securities available-for-sale                     160,047          141,832
               Loans and mortgage-backed securities
                  held for investment, net                                   46,915           43,506
               Investments in and advances to partnerships                   24,319           27,301
               Cash and receivables, net                                     11,106           14,416
               Other                                                          8,331            2,912
           -----------------------------------------------------------------------------------------
                                                                     $      349,076          353,809
           -----------------------------------------------------------------------------------------
           Liabilities:
               Notes and other debts payable                         $      246,428          228,488
               Other                                                         21,854           14,703
           -----------------------------------------------------------------------------------------
                                                                     $      268,282          243,191
           -----------------------------------------------------------------------------------------


(7)      SUMMARY OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the first quarter of 1996, the Company acquired commercial mortgage-backed securities for $37.8 million. Of this amount, $26.7 million was paid in cash and the balance of $11.1 million was financed by the sellers. Also in 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

(8)      RECLASSIFICATIONS

         Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

OVERVIEW
         Net earnings for the three months ended February 29, 1996 were $17.2 million compared to $15.0 million for the same period in 1995. The increase in 1996 was due to higher operating earnings from the Homebuilding, Investment and Financial Services Divisions which were partially offset by higher interest expense and corporate general and adminstrative expenses.

HOMEBUILDING
         The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):



                                                              Three Months Ended
(DOLLARS IN THOUSANDS, EXCEPT                          February 29,      February 28,
AVERAGE SALES PRICES)                                      1996               1995
- --------------------------------------------------------------------------------------
REVENUES:
Sales of homes                                              $169,396           132,973
Other                                                          5,486             5,454
- --------------------------------------------------------------------------------------
   Total revenues                                            174,882           138,427

COSTS AND EXPENSES:
Cost of homes sold                                           138,135           106,870
Cost of other revenues                                         2,756             4,461
Selling, general and administrative                           20,033            15,786
- --------------------------------------------------------------------------------------
   Total costs and expenses                                  160,924           127,117
- --------------------------------------------------------------------------------------
OPERATING EARNINGS                                         $  13,958            11,310
- --------------------------------------------------------------------------------------

Gross profit - home sales                                  $  31,261            26,103
Gross profit percentage                                        18.5%             19.6%
S,G&A as a percentage of  homebuilding revenues                11.5%             11.4%
Average sales price                                         $144,000           139,100
- --------------------------------------------------------------------------------------


               SUMMARY OF HOME AND BACKLOG DATA
                                                                            Three Months Ended
                                                                       February 29,      February 28,
               DELIVERIES                                                  1996              1995
               -----------------------------------------------------------------------------------------
               Florida                                                         760              699
               Arizona                                                         126              110
               Texas                                                           290              147
               -----------------------------------------------------------------------------------------
                                                                             1,176              956
               =========================================================================================
               NEW ORDERS
               -----------------------------------------------------------------------------------------
               Florida                                                         832              709
               Arizona                                                         185               92
               Texas                                                           428              156
               -----------------------------------------------------------------------------------------
                                                                             1,445              957
               =========================================================================================
               BACKLOG - HOMES
               -----------------------------------------------------------------------------------------
               Florida                                                       1,389            1,332
               Arizona                                                         361              220
               Texas                                                           524              152
               -----------------------------------------------------------------------------------------
                                                                             2,274            1,704
               -----------------------------------------------------------------------------------------
               BACKLOG - DOLLAR VALUE (in thousands)                      $336,755           244,615
               =========================================================================================



         Homebuilding revenues in the three-month period ended February 29, 1996 were $174.9 million, compared to $138.4 million during the same period of 1995. Homebuilding revenues were higher in the first quarter of 1996 due to a higher number of home deliveries and an increase in the average sales price. New home deliveries for the 1996 three-month period were 1,176 compared to 956 for the same period of 1995. The average sales price of a home delivered during the three-month period ended February 29, 1996 was $144,000 compared to $139,100 for the corresponding period of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher-priced homes, price increases for existing products, as well as the acquisition of Village Builders (the homebuilding operation of Friendswood Development Company).

         The Company added 203 homes to backlog when it acquired Village Builders and new orders increased 51% during the quarter to 1,445 (including 217 from Village Builders) compared to 957 new orders taken in the first quarter of 1995.

         The gross profit percentages from the sales of homes were 18.5% in the first quarter of 1996, compared to 19.6% in the corresponding period of last year. This decrease was primarily attributable to an increase in costs related to the mix of homes delivered.

         Selling, general and administrative expenses in the Homebuilding Division were $20.0 million and $15.8 million, respectively, in the three months ended February 29, 1996 and during the same period of 1995. As a percentage of homebuilding revenues, selling, general and administrative expenses increased slightly from 11.4% in the first quarter of 1995 to 11.5% in the first quarter of 1996. The increase in expenses was primarily the result of the acquisition of Friendswood Development Company and additional expenses associated with the increased sales revenues.

         At February 29, 1996, the Company had approximately $337 million (2,274 homes) of sales contracts in backlog, as compared to $245 million (1,704 homes) at the end of the same period a year ago. The increase in the backlog was attributable to the acquisition of Village Builders as well as the increase in new orders during the quarter.

INVESTMENT
         The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                                            Three Months Ended
                                                       February 29,     February 28,
 (IN THOUSANDS)                                             1996            1995
 -----------------------------------------------------------------------------------
 REVENUES
 Rental income                                          $    13,412           12,938
 Equity in earnings of partnerships                           9,174            9,258
 Management fees                                              4,330            2,623
 Sales of other real estate                                   2,109            1,400
 Other                                                        2,536            2,336
 -----------------------------------------------------------------------------------
      Total revenues                                         31,561           28,555
 COST OF SALES AND EXPENSES                                  15,391           13,253
 -----------------------------------------------------------------------------------
 OPERATING EARNINGS                                     $    16,170           15,302
 -----------------------------------------------------------------------------------

         Investment Division revenues increased to $31.6 million in the first quarter of 1996, compared to $28.6 million in the same period of 1995. Operating earnings from the Investment Division increased to $16.2 million in the first three months of fiscal 1996 from $15.3 million in the corresponding period of 1995. The increase in revenues and operating earnings was mainly attributable to increases in management fees and rental income. Management fees increased primarily as a result of incentive fees received from the partnerships managed by the division. Rental income on operating properties increased primarily as a result of the acquisition of an additional commercial property during the first quarter of 1996.

FINANCIAL SERVICES
         The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                                            Three Months Ended
                                                                        February 29,    February 28,
                  (DOLLARS IN THOUSANDS)                                    1996           1995
                  ----------------------------------------------------------------------------------
                  REVENUES                                              $      18,362         12,131
                  COSTS AND EXPENSES                                           11,428          8,258
                  INTERCOMPANY INTEREST EXPENSE                                   140            570
                  ----------------------------------------------------------------------------------
                  OPERATING EARNINGS                                    $       6,794          3,303
                  ----------------------------------------------------------------------------------
                  Dollar volume of mortgages originated                 $     153,868        127,100
                  ----------------------------------------------------------------------------------
                  Number of mortgages originated                                1,305          1,200
                  ----------------------------------------------------------------------------------
                  Principal balance of servicing portfolio              $   3,362,332      3,415,382
                  ----------------------------------------------------------------------------------
                  Number of loans serviced                                     43,720         45,300
                  ----------------------------------------------------------------------------------

         Operating earnings of the Financial Services Division increased to $6.8 million in the first quarter of 1996, compared to $3.3 million in the same period of last year. This increase was attributable to approximately $500 thousand in additional operating earnings contributions from the division's traditional mortgage banking and title operations, as well as an increase of approximately



$3 million in operating earnings from the division's investment in commercial mortgage-backed securities, commercial loans and partnerships.

INTEREST EXPENSE
         Interest expense during the three-month period ended February 29, 1996 was $5.9 million, compared to $3.4 million in the corresponding period of the prior year. The increase in interest expense was the result of higher debt levels, as well as an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense. Previously capitalized interest charged to expense during the first quarters of 1996 and 1995 was $4.1 million and $3.4 million, respectively.

(2)  MATERIAL CHANGES IN FINANCIAL CONDITION.

         During the three months ended February 29, 1996, $3.9 million in cash was provided by the Company's operations, compared to $8.9 million during the corresponding period of the prior year. Sources of cash flow from operations in 1996 consisted primarily of net earnings and a $25.5 million decrease in loans held for sale or disposition by the Company's Financial Services Division. These sources of cash were partially offset by the use of $15.3 million to increase inventories.

         In the fiscal 1995 period, sources of cash flow from operations consisted primarily of net earnings, an $18.8 million decrease in loans held for sale or disposition by the Company's Financial Services Division and a $6.2 million decrease in receivables. These sources of cash were partially offset by the use of $13.7 million to reduce accounts payable and accrued liabilities and $13.0 million to increase inventories.

         Cash used in investing activities was $124.1 million in the first quarter of 1996, compared to $1.3 million provided in the first quarter of 1995.
The use of cash in the 1996 quarter was primarily due to the $108.5 million acquisition of the assets and operations of Friendswood Development Company, $11.8 million used to acquire operating properties and $26.7 million used to purchase investment securities (commercial mortgage-backed securities) by both the Investment and Financial Services Divisions. These uses of cash were partially offset by $15.4 million of cash provided by the Company's investments in partnerships. In the 1995 period, the primary source of cash was $6.8 million provided by the Company's investments in partnerships, partially offset by $5.1 million used to acquire operating properties.

         At February 29, 1996 the Company had two unsecured revolving credit agreements: a five year commitment of $310 million and a one-year commitment of $100 million. In March 1996, the two agreements were replaced by a new five-year commitment of $450 million. Certain Financial Services Division subsidiaries are co-borrowers under this facility and at February 29, 1996 their borrowings under this agreement amounted to $49.5 million. The total amount outstanding under the Company's revolving credit agreement at February 29, 1996 was $261.6 million.




PART II         OTHER INFORMATION

ITEMS 1-3.      NOT APPLICABLE.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The following matters were resolved by vote at the April 2, 1996 annual meeting of stockholders of Lennar Corporation:

                      The following members of the Board of Directors were re-elected to hold office until 1999:

                      Stuart A. Miller
                      Steven J. Saiontz

                      Other directors whose term of office continued after the meeting:

                      Robert B. Cole
                      James W. McLamore
                      Arnold P. Rosen
                      Charles I. Babcock, Jr.
                      Irving Bolotin
                      Leonard Miller

ITEM 5.         NOT APPLICABLE.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

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


                                          LENNAR CORPORATION
                                             (Registrant)







Date:  APRIL  12, 1996                      /s/    ALLAN J. PEKOR
       ---------------                    ------------------------------
                                                   Allan J. Pekor
                                              Financial Vice President
                                              Chief Financial Officer





Date:  APRIL 12, 1996                       /s/    JAMES T. TIMMONS
       --------------                     ------------------------------
                                                     James T. Timmons
                                                        Controller
                                                 Chief Accounting Officer



