Form 10-Q
period 1996-05-31
LENNAR CORP
filed 1996-07-12
CIK 58696

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  MAY 31, 1996

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


Common shares outstanding as of the end of the current fiscal quarter:

         Common                                  25,919,427
         Class B Common                           9,984,831




================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          LENNAR CORPORATION AND SUBSIDIARIES
                                         Consolidated Condensed Balance Sheets
                                                     (In thousands)
                                                                                        (Unaudited)
                                                                                           May 31,          November 30,
                                                                                            1996                1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                     $       10,206            21,870
         Receivables, net                                                                      86,002            70,202
         Inventories:
           Construction in progress and model homes                                           273,131           199,774
           Land held for development                                                          384,312           304,630
                                                                                       ---------------------------------
              Total inventories                                                               657,443           504,404

         Land held for investment                                                              73,045            72,976
         Operating properties and equipment, net                                              216,650           189,341
         Investments in and advances to partnerships                                          143,928           114,240
         Other assets                                                                          54,185            40,792
     Financial services assets                                                                361,500           353,809
- ------------------------------------------------------------------------------------------------------------------------
              Total assets - homebuilding, investment and financial services                1,602,959         1,367,634
- -----------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                 66,443            74,728
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,669,402         1,442,362
========================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and accrued liabilities                                       $      123,034           114,833
        Customer deposits                                                                      18,978            14,441
        Income taxes:
           Currently payable                                                                    3,130            12,219
           Deferred                                                                            37,501            42,611
        Mortgage notes and other debts payable                                                508,716           336,633
     Financial services liabilities                                                           274,302           243,191
- ------------------------------------------------------------------------------------------------------------------------
              Total liabilities - homebuilding, investment and financial services             965,661           763,928
- ------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 62,680            70,640
- ------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
     Common stock                                                                               2,592             2,588
     Class B common stock                                                                         999               999
     Additional paid-in capital                                                               171,306           170,586
     Retained earnings                                                                        461,602           427,851
     Unrealized gain on securities available-for-sale, net                                      4,562             5,770
- ------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                      641,061           607,794
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,669,402         1,442,362
========================================================================================================================


See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended               Six Months Ended
                                                                            May 31,                          May 31,
                                                                    1996             1995             1996            1995
- -------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                              $     202,220         147,194            377,102        285,621
    Investment                                                       33,510          48,213             65,071         76,768
    Financial services                                               20,913          13,187             39,275         25,318
    Limited-purpose finance subsidiaries                              1,610           1,938              3,329          4,008
- -------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                               258,253         210,532            484,777        391,715
- -------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Homebuilding                                                    186,737         136,727            347,661        263,844
    Investment                                                       15,722          23,670             31,113         36,923
    Financial services                                               13,665           8,911             25,093         17,169
    Limited-purpose finance subsidiaries                              1,629           1,934              3,345          3,998
    Corporate general and administrative                              3,010           2,841              5,980          5,297
    Interest                                                          7,501           4,192             13,395          7,625
- -------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                     228,264         178,275            426,587        334,856
- -------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                         29,989          32,257             58,190         56,859
INCOME TAXES                                                         11,696          12,580             22,694         22,175
- -------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                  $      18,293          19,677             35,496         34,684
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING                                           36,220          36,100             36,213         36,069
- -------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                        $         .51             .55                .98            .96
===============================================================================================================================

- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                               $        .025            .025                .05            .05
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                       $       .0225           .0225               .045           .045
===============================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                             Six Months Ended
                                                                                                                  May 31,
                                                                                                           1996               1995
- -----------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                         $  35,496           34,684
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                         6,178            5,488
       Equity in earnings of partnerships                                                                  (24,471)         (15,308)
       Gains on sales of other real estate                                                                  (2,532)         (13,190)
       Increase (decrease) in deferred income taxes                                                         (5,110)           3,214
       Changes in assets and liabilities, net of effect of acquisition:
          Decrease (increase) in receivables                                                                (4,401)          11,300
          Increase in inventories                                                                          (45,818)         (37,936)
          Decrease (increase) in financial services' loans held for sale or disposition                     14,718             (525)
          Increase (decrease) in accounts payable and accrued liabilities                                   (4,985)           1,361
       Other, net                                                                                           (2,903)          (7,237)
- -----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                                             (33,828)         (18,149)
- -----------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to operating properties and equipment                                                        (13,401)          (7,704)
    Sales of operating properties and equipment                                                              3,475           17,944
    Sales of land held for investment                                                                        4,242            7,741
    Decrease in investments in and advances to partnerships                                                  4,610           18,677
    Increase in financial services' loans held for investment                                               (6,270)         (29,546)
    Purchase of investment securities                                                                      (73,119)         (29,541)
    Receipts from investment securities                                                                     42,137            7,242
    Acquisition of business                                                                               (110,505)               -
    Other, net                                                                                               1,957           (1,015)
- -----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                            (146,874)         (16,202)
- -----------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving credit agreement                                                        220,200           72,000
    Net borrowings (repayments) under financial services' short-term debt                                   (1,707)          28,225
    Mortgage notes and other debts payable:
       Proceeds from borrowings                                                                             51,467            3,044
       Principal payments                                                                                  (96,912)         (72,032)
    Limited-purpose finance subsidiaries:
       Principal reduction of mortgage loans and other receivables                                           8,487            8,943
       Principal reduction of bonds and notes payable                                                       (8,188)          (8,455)
    Common stock:
       Issuance                                                                                                724              660
       Dividends                                                                                            (1,745)          (1,740)
- -----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                                         172,326           30,645
- -----------------------------------------------------------------------------------------------------------------------------------
    Net decrease in cash and cash equivalents                                                               (8,376)          (3,706)
    Cash and cash equivalents at beginning of period                                                        30,243           17,942
- -----------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                           $  21,867           14,236
===================================================================================================================================
 Summary of cash and cash equivalent balances:
    Homebuilding and investment                                                                          $  10,206            8,437
    Financial services                                                                                      11,661            5,799
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $  21,867           14,236
===================================================================================================================================
 Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                                                   $  15,138           10,441
    Cash paid for income taxes                                                                           $  36,369           27,307
===================================================================================================================================

See accompanying notes to consolidated condensed financial statements

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

(3)      ACQUISITION

On December 29, 1995, the Company purchased the assets and operations of the residential business of Friendswood Development Company, the real estate subsidiary of Exxon Corporation, for $110.5 million in cash. The Company financed this transaction through borrowings under its existing revolving credit agreement. The acquisition of these assets and operations has been accounted for using the purchase method of accounting.

(4)      NET EARNINGS PER SHARE

Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares, Class B common shares and common share equivalents outstanding during the period.

(5)      RESTRICTED CASH

Cash includes restricted deposits of $2.5 million and $3.1 million as of May 31, 1996 and November 30, 1995, respectively. These balances are comprised primarily of escrow deposits related to new home sales and security deposits from tenants of commercial and apartment properties.

(6)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                      (Unaudited)
                                                                        May 31,        November 30,
           (IN THOUSANDS)                                                   1996            1995
           -----------------------------------------------------------------------------------------
           Assets:
               Investment securities available-for-sale              $      164,864          141,832
               Loans held for sale or disposition, net                      133,321          123,842
               Loans and mortgage-backed securities
                  held for investment, net                                   23,017           43,506
               Investments in and advances to partnerships                   17,474           27,301
               Cash and receivables, net                                     18,544           14,416
               Other                                                          4,280            2,912
           -----------------------------------------------------------------------------------------
                                                                     $      361,500          353,809
           =========================================================================================
           Liabilities:
               Notes and other debts payable                         $      257,928          228,488
               Other                                                         16,374           14,703
           -----------------------------------------------------------------------------------------
                                                                     $      274,302          243,191
           =========================================================================================


(7)      SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended May 31, 1996, the Company acquired commercial mortgage-backed securities for $84.2 million. Of this amount, $73.1 million was paid in cash and the balance of $11.1 million was financed by the sellers. During the same period of 1995, the Company acquired commercial mortgage-backed securities for $33.7 million. Of this amount, $22.3 million was paid in cash and the balance of $11.4 million was financed by the sellers. Also in 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

(8)      RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

OVERVIEW
Net earnings were $18.3 million and $35.5 million, respectively, for the three-month and six-month periods ended May 31, 1996, compared to $19.7 million and $34.7 million, respectively, for the same periods in 1995. The quarterly and year-to-date 1996 operating earnings for the Homebuilding and Financial Services Divisions increased from the same periods in 1995. Operating earnings for the Investment Division were lower than last year as a result of a significant sale of real estate which occurred in the second quarter of 1995. There were no sales of comparable size in 1996. Additionally, interest expense was higher for both the three-month and six-month periods of 1996 primarily as a result of higher debt levels.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):


                                                Three Months Ended           Six Months Ended
(DOLLARS IN THOUSANDS, EXCEPT                       May 31,                      May 31,
AVERAGE SALES PRICES)                            1996          1995          1996          1995
- --------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                             $    191,745       143,520       361,141       276,493
Other                                            10,475         3,674        15,961         9,128
- --------------------------------------------------------------------------------------------------

   Total revenues                               202,220       147,194       377,102       285,621

COSTS AND EXPENSES:
Cost of homes sold                              156,739       116,320       294,874       223,190
Cost of other revenues                            6,208         2,823         8,964         7,284
Selling, general and administrative              23,790        17,584        43,823        33,370
- --------------------------------------------------------------------------------------------------

   Total costs and expenses                     186,737       136,727       347,661       263,844
- --------------------------------------------------------------------------------------------------

OPERATING EARNINGS                         $     15,483        10,467        29,441        21,777
==================================================================================================


Gross profit - home sales                  $     35,006        27,200        66,267        53,303
Gross profit percentage                           18.3%         19.0%         18.3%         19.3%
S,G&A as a percentage of homebuilding
    revenues                                      11.8%         11.9%         11.6%         11.7%
Average sales price                        $    141,500  $    140,200       142,700       139,600

==================================================================================================

                                       6


   SUMMARY OF HOME AND BACKLOG DATA
                                                 Three Months Ended           Six Months Ended
                                                      May 31,                     May 31,
   DELIVERIES                                    1996          1995          1996          1995
   --------------------------------------------------------------------------------------------------
   Florida                                         727           741         1,487         1,440
   Arizona                                         190           122           316           232
   Texas                                           438           161           728           308
   --------------------------------------------------------------------------------------------------
                                                 1,355         1,024         2,531         1,980
   ==================================================================================================


   NEW ORDERS
   --------------------------------------------------------------------------------------------------

   Florida                                         989         1,055         1,821         1,764
   Arizona                                         219           152           404           244
   Texas                                           593           227         1,021           383
   --------------------------------------------------------------------------------------------------
                                                 1,801         1,434         3,246         2,391
   ==================================================================================================

   BACKLOG - HOMES
   --------------------------------------------------------------------------------------------------

   Florida                                                                   1,651         1,646
   Arizona                                                                     390           250
   Texas                                                                       679           218
   --------------------------------------------------------------------------------------------------
                                                                             2,720         2,114
   --------------------------------------------------------------------------------------------------
   BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                   $428,144       296,507
   ==================================================================================================



Homebuilding revenues in the three-month and six-month periods ended May 31, 1996 were $202.2 million and $377.1 million, respectively, compared to $147.2 million and $285.6 million, respectively, for the same periods in 1995. Homebuilding revenues were higher in both of the 1996 periods due to a higher number of home deliveries and an increase in the average sales price. New home deliveries for the 1996 three-month and six-month periods were 1,355 and 2,531, respectively, compared to 1,024 and 1,980, respectively, for the same periods of 1995. The average sales prices of homes delivered during the three-month and six-month periods ended May 31, 1996 were $141,500 and $142,700, respectively, compared to $140,200 and $139,600, respectively, in the corresponding periods of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher priced homes.

Gross profit percentages from the sales of homes were 18.3% in both the three-month and six-month periods ending May 31, 1996, compared to 19.0% and 19.3%, respectively, in the corresponding periods of the prior year. These decreases were primarily attributable to an increase in costs related to the mix of homes delivered.

Selling, general and administrative expenses increased to $23.8 million and $43.8 million for the three-month and six-month periods ended May 31, 1996, respectively, from $17.6 million and $33.4 million, respectively, for the comparable periods in 1995. These increases in expenses were primarily the result of the acquisition of Friendswood Development Company and additional expenses associated with the increased sales revenues. Also, contributing to the increases were additional expenses relating to the Company's homebuilding expansion into California and start-up expenses for a new adult community in the Orlando area. As a percentage of homebuilding revenues, selling, general and administrative expenses remained relatively constant at 11.8% and 11.6%, respectively, for the three-month and six-month periods ended May 31, 1996 compared to 11.9% and 11.7%, respectively, for the same periods in 1995.

 At May 31, 1996, the Company had approximately $428.1 million (2,720 homes) of sales contracts in backlog, as compared to $296.5 million (2,114 homes) at the end of the same period a year ago. The increase in the backlog was attributable to an increase in new orders, including Village Builders (the homebuilding operation of Friendswood Development Company).

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                                            Three Months Ended             Six Months Ended
                                                                  May 31,                       May 31,
  (DOLLARS IN THOUSANDS)                              1996        1995               1996         1995
  ---------------------------------------------------------------------------------------------------------
  REVENUES:
  Rental income                                   $    15,216      12,740             28,628      25,678
  Equity in earnings of partnerships                    6,394       6,179             15,568      15,437
  Management fees                                       5,828       2,575             10,158       5,198
  Sales of other real estate                            3,205      24,279              5,314      25,679
  Other                                                 2,867       2,440              5,403       4,776
  ---------------------------------------------------------------------------------------------------------
       Total revenues                                  33,510      48,213             65,071      76,768
  COST OF SALES AND EXPENSES                           15,722      23,670             31,113      36,923
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $    17,788      24,543             33,958      39,845
  =========================================================================================================


For the three-month and six-month periods ended May 31, 1996, Investment Division revenues were $33.5 million and $65.1 million, respectively, compared to $48.2 million and $76.8 million, respectively, in the same periods of 1995. Operating earnings were $17.8 million and $34.0 million, respectively, in the second quarter and first six months of 1996, compared to $24.5 million and $39.8 million, respectively, in the corresponding periods of 1995. The decreases in revenues and operating earnings for the 1996 three-month and six-month periods were primarily due to the decline in sales of other real estate. In the second quarter of 1995, a recreational facility was sold for $16.5 million. There were no sales of comparable size in 1996. The decreases in revenues and operating earnings from sales of other real estate were partially offset by increases in rental income and management fees. Rental income on operating properties increased primarily as a result of the acquisition of an additional commercial property during the first quarter of 1996. Management fees increased primarily as a result of incentive fees received from the partnerships managed by the division. A significant portion of partnership earnings and management fees are derived from loan payoffs and asset sales which can vary substantially from period to period.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                            Three Months Ended             Six Months Ended
                                                                  May 31,                       May 31,
  (DOLLARS IN THOUSANDS)                              1996        1995               1996         1995
  ---------------------------------------------------------------------------------------------------------
  REVENUES                                        $    20,913      13,187              39,275      25,318
  COSTS AND EXPENSES                                   13,665       8,911              25,093      17,169
  INTERCOMPANY INTEREST EXPENSE                            46         630                 186       1,200
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $     7,202       3,646              13,996       6,949
  =========================================================================================================
  Dollar volume of mortgages originated           $   141,909     137,878             295,777     264,978
  ---------------------------------------------------------------------------------------------------------
  Number of mortgages originated                        1,300       1,300               2,600       2,500
  ---------------------------------------------------------------------------------------------------------
  Principal balance of servicing portfolio                                      $   3,332,331   3,351,402
  ---------------------------------------------------------------------------------------------------------
  Number of loans serviced                                                             43,000      44,600
  =========================================================================================================

Operating earnings of the Financial Services Division were $7.2 million and $14.0 million, respectively, for the three-month and six-month periods ended May 31, 1996, compared to $3.6 million and $6.9 million, respectively, for the same periods of 1995. These increases were attributable to additional operating earnings from the division's traditional mortgage banking and title operations, as well as an increase in operating earnings from the division's investment in commercial mortgage-backed securities, commercial loans and partnerships.

INTEREST EXPENSE
Interest expense during the three-month and six-month periods ended May 31, 1996 was $7.5 million and $13.4 million, respectively, compared to $4.2 million and $7.6 million, respectively, in the corresponding periods of the prior year. The increase in interest expense was primarily the result of higher debt levels due to the Homebuilding Division's expansion in Texas and into California, as well as an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense. Previously capitalized interest charged to interest expense during the second quarter and first six months of 1996 was $4.5 million and $8.6 million, respectively, compared to $3.8 million and $7.3 million, respectively, for the comparable periods last year.

(2)  MATERIAL CHANGES IN FINANCIAL CONDITION.

During the six months ended May 31, 1996, $33.8 million was used in the Company's operations, compared to $18.1 million used during the corresponding period of the prior year. The primary use of cash in the first half of 1996 was $45.8 million to increase inventories through land purchases, land development and seasonal increases in construction in progress. The use of cash was partially offset by a $14.7 million decrease in loans held for sale or disposition by the Company's Financial Services Division.

In the fiscal 1995 period, the use of cash from operating activities consisted primarily of $37.9 million to increase inventories. The use of cash was partially offset by $11.3 million of cash provided by a decrease in receivables.

Cash used in investing activities was $146.9 million in the first six months of 1996, compared to $16.2 million used in the first six months of 1995. During 1996, the use of cash was primarily due to the $110.5 million acquisition of the assets and operations of Friendswood Development Company and $73.1 million used to purchase investment securities (commercial mortgage-backed securities) by both the Investment and Financial Services Divisions. These uses of cash were partially offset by $42.1 million of sales and principal payments provided by the Company's portfolio of investment securities. In addition, $4.6 million of cash was provided by the Company's partnerships. This was comprised of $40.6 million of distributions from partnerships, partially offset by investment in two new Southern California residential land development partnerships totaling $36.0 million. During 1995, the use of cash was primarily due to $29.5 million to increase loans held for investment by the Company's financial services operations and $29.5 million to acquire additional investment securities. These uses of cash were partially offset by $18.7 million provided by the Company's investments in partnerships and $17.9 million from sales of operating properties.

At May 31, 1996, the Company had an unsecured revolving credit agreement with a five-year commitment of $450 million. Certain Financial Services Division subsidiaries are co-borrowers under this facility and at May 31, 1996 their borrowings under this agreement amounted to $74.0 million. The total amount outstanding under the Company's revolving credit agreement at May 31, 1996 was $391.4 million.

PART II      OTHER INFORMATION


ITEMS 1-5.      NOT APPLICABLE.

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

                                            LENNAR CORPORATION
                                               (Registrant)







Date:  JULY  9, 1996                        ALLAN J. PEKOR
       --------------                       -------------------------------
                                            Allan J. Pekor
                                            Financial Vice President
                                            Chief Financial Officer





Date:  JULY 9, 1996                         JAMES T. TIMMONS
       --------------                       --------------------------------
                                            James T. Timmons
                                            Controller
                                            Chief Accounting Officer