Form 10-Q
period 1996-08-31
LENNAR CORP
filed 1996-10-15
CIK 58696

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   AUGUST 31, 1996

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


Common shares outstanding as of the end of the current fiscal quarter:

         Common                                  25,935,027
         Class B Common                           9,984,831

===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                           LENNAR CORPORATION AND SUBSIDIARIES
                                          Consolidated Condensed Balance Sheets
                                                     (In thousands)
                                                                                         (UNAUDITED)
                                                                                         AUGUST 31,         NOVEMBER 30,
                                                                                            1996                1995
------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                     $       15,351            21,870
         Receivables, net                                                                      51,968            70,202
         Inventories:
           Construction in progress and model homes                                           289,981           199,774
           Land held for development                                                          392,095           304,630
                                                                                       ---------------------------------
              Total inventories                                                               682,076           504,404

         Land held for investment                                                              71,217            72,976
         Operating properties and equipment, net                                              218,117           189,341
         Investments in and advances to partnerships                                          148,077           114,240
         Other assets                                                                          98,799            40,792
     Financial services assets                                                                376,868           353,809
------------------------------------------------------------------------------------------------------------------------
              Total assets - homebuilding, investment and financial services                1,662,473         1,367,634
------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                  62,710            74,728
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,725,183         1,442,362
------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and accrued liabilities                                       $      160,333           114,833
        Customer deposits                                                                      19,360            14,441
        Income taxes:
           Currently payable                                                                   11,820            12,219
           Deferred                                                                               -              42,611
        Mortgage notes and other debts payable                                                519,291           336,633
     Financial services liabilities                                                           289,598           243,191
------------------------------------------------------------------------------------------------------------------------
              Total liabilities - homebuilding, investment and financial services           1,000,402           763,928
------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 59,214            70,640
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
     Common stock                                                                               2,593             2,588
     Class B common stock                                                                         999               999
     Additional paid-in capital                                                               171,485           170,586
     Retained earnings                                                                        484,622           427,851
     Unrealized gain on securities available-for-sale, net                                      5,868             5,770
------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                      665,567           607,794
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,725,183         1,442,362
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          AUGUST 31,                       AUGUST 31,
                                                                    1996             1995              1996            1995
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                              $     261,312         159,902            638,414         445,523
    Investment                                                       36,425          28,077            101,496         104,845
    Financial services                                               20,680          14,875             59,955          40,193
    Limited-purpose finance subsidiaries                              1,661           1,876              4,990           5,884
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                               320,078         204,730            804,855         596,445
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Homebuilding                                                    234,838         146,153            582,499         409,997
    Investment                                                       19,623          14,388             50,736          51,311
    Financial services                                               13,642           9,469             38,735          26,638
    Limited-purpose finance subsidiaries                              1,664           1,883              5,009           5,881
    Corporate general and administrative                              3,321           2,343              9,301           7,640
    Interest                                                          7,835           4,733             21,230          12,358
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                     280,923         178,969            707,510         513,825
-------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                         39,155           25,761            97,345          82,620
INCOME TAXES                                                         15,271           10,047            37,965          32,222
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                  $      23,884           15,714            59,380          50,398
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING                                           36,222           36,107            36,216          36,081
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                        $         .66              .44              1.64            1.40
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                               $        .025            .025               .075            .075
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                       $       .0225           .0225              .0675           .0675
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                                         NINE MONTHS ENDED
                                                                                                             AUGUST 31,
                                                                                                       1996               1995
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                              $       59,380            50,398
        Adjustments to reconcile net earnings to net cash used in operating activities:
         Depreciation and amortization                                                                   9,390             8,048
         Equity in earnings of partnerships                                                            (38,455)          (22,838)
         Gains on sales of other real estate                                                            (2,741)          (15,086)
         Decrease in deferred income taxes                                                             (11,393)             (547)
         Changes in assets and liabilities, net of effect of acquisitions:
            Decrease (increase) in receivables                                                          (7,414)           11,608
            Increase in inventories                                                                    (57,177)          (56,071)
            Decrease (increase) in financial services' loans held for sale or disposition               (1,215)               48
            Increase in accounts payable and accrued liabilities                                        14,500             6,099
         Other, net                                                                                      5,807               831
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                                       (29,318)          (17,510)
   ------------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Operating properties and equipment:
           Additions                                                                                   (19,966)           (8,768)
           Sales                                                                                         6,080            20,444
      Sales of land held for investment                                                                  9,254             9,833
      Decrease in investments in and advances to partnerships                                           20,417             7,758
      Increase in financial services' loans held for investment                                         (6,412)          (33,235)
      Purchase of investment securities                                                                (81,344)          (30,172)
      Receipts from investment securities                                                               44,850             8,827
      Acquisition of businesses                                                                       (121,405)              -
      Other, net                                                                                         1,116             1,417
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                      (147,410)          (23,896)
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit agreement                                                  176,300            68,300
      Net borrowings (repayments) under financial services' short-term debt                            (15,002)           12,600
      Mortgage notes and other debts payable:
         Proceeds from borrowings                                                                      113,001           152,486
         Principal payments                                                                           (101,644)         (191,118)
      Limited-purpose finance subsidiaries:
         Principal reduction of mortgage loans and other receivables                                    12,332            11,175
         Principal reduction of bonds and notes payable                                                (11,881)           (9,630)
      Common stock:
         Issuance                                                                                          913               692
         Dividends                                                                                      (2,618)           (2,611)
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                                   171,401            41,894
   ------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                                              (5,327)              488
      Cash and cash equivalents at beginning of period                                                  30,243            17,942
   ------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                                                $       24,916            18,430
   ------------------------------------------------------------------------------------------------------------------------------
   Summary of cash and cash equivalent balances:
      Homebuilding and investment                                                               $       15,351            13,601
      Financial services                                                                                 9,565             4,829
   ------------------------------------------------------------------------------------------------------------------------------
                                                                                                $       24,916            18,430
   ------------------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
      Cash paid for interest, net of amounts capitalized                                        $       23,831            15,746
      Cash paid for income taxes                                                                $       51,178            36,361
   ------------------------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

(1)      BASIS OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation, all wholly-owned subsidiaries and partnerships in which a controlling interest is held (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships in which less than a controlling interest is held are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1995 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

(2)      BUSINESS SEGMENTS

The Company has three business segments: Homebuilding, Investment and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment.

Homebuilding operations include the construction and sale of single-family and multi-family homes. These activities also include the purchase, development and sale of residential land.

The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential properties and land. This division also participates in and manages partnerships with financial institutions and others. Since 1994, this division has been acquiring, at a discount, issues of the unrated portion of debt securities which are collateralized by real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of the security. The division earns interest on these investments as well as fees for the special servicing activities.

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

(3)      ACQUISITIONS

On December 29, 1995, the Company purchased the assets and operations of the residential business of Houston-based Friendswood Development Company, the real estate subsidiary of Exxon Corporation, for $110.5 million in cash. The Company financed this transaction through borrowings under its existing revolving credit agreement. The acquisition of these assets and operations has been accounted for using the purchase method of accounting.

During 1995, the Company acquired virtually all of the secured debt of Bramalea California, Inc. ("BCI") for approximately $50 million after BCI had filed for Chapter 11 bankruptcy protection. The Company acquired this debt, at a significant discount from its face amount, in order to convert the debt into an ownership interest when BCI was reorganized out of bankruptcy. During the third quarter of 1996, the bankruptcy plan of BCI was confirmed and Lennar completed its acquisition. The total purchase price for BCI was approximately $60 million, which included the $50 million paid to acquire BCI's debt and approximately $10 million of advances to BCI subsequent to the purchase of its debt. As a result of this transaction, the Company recorded a substantial deferred tax benefit, which will be realized as the Company disposes of the assets.

(4)      NET EARNINGS PER SHARE

Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares, Class B common shares and common share equivalents outstanding during the period.

(5)      RESTRICTED CASH

Cash includes restricted deposits of $2.4 million and $3.1 million as of August 31, 1996 and November 30, 1995, respectively. These balances are comprised primarily of escrow deposits related to new home sales and security deposits from tenants of commercial and apartment properties.

(6)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                      (UNAUDITED)
                                                                      AUGUST 31,        NOVEMBER 30,
           (IN THOUSANDS)                                                 1996              1995
           -----------------------------------------------------------------------------------------
           Assets:
               Investment securities available-for-sale              $      177,800          141,832
               Loans held for sale or disposition, net                      143,825          123,842
               Loans and mortgage-backed securities
                  held for investment, net                                   20,809           43,506
               Investments in and advances to partnerships                   13,900           27,301
               Cash and receivables, net                                     15,339           14,416
               Other                                                          5,195            2,912
           -----------------------------------------------------------------------------------------
                                                                     $      376,868          353,809
           -----------------------------------------------------------------------------------------
           Liabilities:
               Notes and other debts payable                         $      273,577          228,488
               Other                                                         16,021           14,703
           -----------------------------------------------------------------------------------------
                                                                     $      289,598          243,191
           -----------------------------------------------------------------------------------------

(7)      SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended August 31, 1996, the Company acquired commercial mortgage-backed securities for $106.9 million. Of this amount, $81.3 million was paid in cash and the balance of $25.6 million was financed by the sellers. During the same period of 1995, the Company acquired commercial mortgage-backed securities for $65.1 million. Of this amount, $30.2 million was paid in cash and the balance of $34.9 million was financed by the sellers. Also in 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

As discussed in Note 3, the Company completed its acquisition of Bramalea California, Inc. ("BCI"). Approximately $50 million of the purchase price related to the secured debt of BCI which was purchased by the Company in 1995 and converted into an ownership interest upon completion of the acquisition in the third quarter of 1996.

(8)      RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

OVERVIEW
Net earnings were $23.9 million and $59.4 million, respectively, for the three-month and nine-month periods ended August 31, 1996, compared to $15.7 million and $50.4 million, respectively, for the same periods in 1995. The quarterly and year-to-date 1996 operating earnings for the Homebuilding and Financial Services Divisions increased from the same periods in 1995. Operating earnings for the Investment Division were higher for the third quarter of 1996, but were lower for the nine-month period as a result of a significant sale of real estate which occurred in the second quarter of 1995. There were no sales of comparable size in 1996. Additionally, interest expense was higher for both the three-month and nine-month periods of 1996 primarily as a result of higher debt levels, as well as an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT                        AUGUST 31,                  AUGUST 31,
AVERAGE SALES PRICES)                            1996          1995          1996          1995
--------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                             $    248,798       156,751       609,939       433,244
Other                                            12,514         3,151        28,475        12,279
--------------------------------------------------------------------------------------------------

   Total revenues                               261,312       159,902       638,414       445,523

COSTS AND EXPENSES:
Cost of homes sold                              200,688       127,997       495,562       351,187
Cost of other revenues                            7,029         1,875        15,993         9,159
Selling, general and administrative              27,121        16,281        70,944        49,651
--------------------------------------------------------------------------------------------------
   Total costs and expenses                     234,838       146,153       582,499       409,997
--------------------------------------------------------------------------------------------------
OPERATING EARNINGS                         $     26,474        13,749        55,915        35,526
--------------------------------------------------------------------------------------------------


Gross profit - home sales                  $     48,110        28,754       114,377        82,057
Gross profit percentage                           19.3%         18.3%         18.8%         18.9%
S,G&A as a percentage of homebuilding
    revenues                                      10.4%         10.2%         11.1%         11.1%
Average sales price                        $    152,600       133,600       146,600       137,400

--------------------------------------------------------------------------------------------------


   SUMMARY OF HOME AND BACKLOG DATA
                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      AUGUST 31,                 AUGUST 31,
   DELIVERIES                                    1996          1995          1996          1995
   --------------------------------------------------------------------------------------------------
   Florida                                         828           803         2,315         2,243
   Arizona                                         201           124           517           356
   Texas                                           587           246         1,315           554
   California                                       14            -             14            -
   --------------------------------------------------------------------------------------------------
                                                 1,630         1,173         4,161         3,153
   ==================================================================================================
   NEW ORDERS
   --------------------------------------------------------------------------------------------------
   Florida                                         751           878         2,572         2,642
   Arizona                                         139           175           543           419
   Texas                                           470           247         1,491           630
   California                                       19            -             19            -
   --------------------------------------------------------------------------------------------------
                                                 1,379         1,300         4,625         3,691
   ==================================================================================================
   BACKLOG - HOMES
   --------------------------------------------------------------------------------------------------

   Florida                                                                   1,574         1,721
   Arizona                                                                     328           301
   Texas                                                                       562           219
   California                                                                   40            -
   --------------------------------------------------------------------------------------------------
                                                                             2,504         2,241
   --------------------------------------------------------------------------------------------------
   BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                 $ 404,474       317,702
   ==================================================================================================

Homebuilding revenues in the three-month and nine-month periods ended August 31, 1996 were $261.3 million and $638.4 million, respectively, compared to $159.9 million and $445.5 million, respectively, for the same periods in 1995. Homebuilding revenues were higher in both of the 1996 periods due to a higher number of home deliveries and an increase in the average sales prices. New home deliveries for the 1996 three-month and nine-month periods were 1,630 and 4,161, respectively, compared to 1,173 and 3,153, respectively, for the same periods of 1995. The average sales prices of homes delivered during the three-month and nine-month periods ended August 31, 1996 were $152,600 and $146,600, respectively, compared to $133,600 and $137,400, respectively, in the corresponding periods of the prior year. The higher average sales prices were due to a proportionately greater number of sales of higher priced homes.

Gross profit percentages from the sales of homes were 19.3% and 18.8%, respectively, in the three-month and nine-month periods ending August 31, 1996, compared to 18.3% and 18.9%, respectively, in the corresponding periods of the prior year. These changes were primarily attributable to the mix of homes delivered.

Selling, general and administrative expenses increased to $27.1 million and $70.9 million for the three-month and nine-month periods ended August 31, 1996, respectively, from $16.3 million and $49.7 million, respectively, for the comparable periods in 1995. These increases in expenses were primarily the result of the acquisition of Friendswood Development Company and additional expenses associated with the increased sales revenues. Also, contributing to the increases were additional expenses relating to the Company's homebuilding expansion into California and start-up expenses for a new adult community in the Orlando area. As a percentage of homebuilding revenues, selling, general and administrative expenses remained relatively constant at 10.4% and 11.1%, respectively, for the three-month and nine-month periods ended August 31, 1996, compared to 10.2% and 11.1%, respectively, for the same periods in 1995.

At August 31, 1996, the Company had approximately $404.5 million (2,504 homes) of sales contracts in backlog as compared to $317.7 million (2,241 homes) at the end of the same period a year ago. The increase in the backlog was attributable to an increase in new orders, including Village Builders (the homebuilding operation of Friendswood Development Company).

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            AUGUST 31,                    AUGUST 31,
  (DOLLARS IN THOUSANDS)                               1996         1995             1996         1995
  ---------------------------------------------------------------------------------------------------------
  REVENUES:
  Rental income                                   $    13,617      11,652             42,245      37,330
  Equity in earnings of partnerships                   11,394       7,401             26,962      22,838
  Management fees                                       4,428       2,095             14,586       7,293
  Sales of other real estate                            3,644       4,592              8,958      30,271
  Other                                                 3,342       2,337              8,745       7,113
  ---------------------------------------------------------------------------------------------------------

       Total revenues                                  36,425      28,077            101,496     104,845
  COST OF SALES AND EXPENSES                           19,623      14,388             50,736      51,311
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $    16,802      13,689             50,760      53,534
  ---------------------------------------------------------------------------------------------------------

For the three-month and nine-month periods ended August 31, 1996, Investment Division revenues were $36.4 million and $101.5 million, respectively, compared to $28.1 million and $104.8 million, respectively, in the same periods of 1995. Operating earnings were $16.8 million and $50.8 million, respectively, in the third quarter and first nine months of 1996, compared to $13.7 million and $53.5 million, respectively, in the corresponding periods of 1995. The increases in revenues and operating earnings for the 1996 three-month period were primarily due to increases in equity in earnings of partnerships, rental income and management fees. The decreases in revenues and operating earnings for the 1996 nine-month period were primarily due to the decline in sales of other real estate. In the second quarter of 1995, a recreational facility was sold for $16.5 million. There were no sales of comparable size in 1996. The decreases in revenues and operating earnings from sales of other real estate were partially offset by increases in rental income, equity in earnings of partnerships and management fees. Rental income on operating properties increased primarily as a result of the acquisition of an additional commercial property during the first quarter of 1996. Management fees increased primarily as a result of incentive fees received from the partnerships managed by the division. A significant portion of partnership earnings and management fees are derived from loan payoffs and asset sales which can vary substantially from period to period.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           AUGUST 31,                    AUGUST 31,
  (DOLLARS IN THOUSANDS)                              1996         1995              1996           1995
  ---------------------------------------------------------------------------------------------------------
  REVENUES                                        $    20,680      14,875              59,955      40,193
  COSTS AND EXPENSES                                   13,642       9,469              38,735      26,638
  INTERCOMPANY INTEREST EXPENSE                            24         653                 210       1,853
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $     7,014       4,753              21,010      11,702
  ---------------------------------------------------------------------------------------------------------
  Dollar volume of mortgages originated           $   135,876     191,135             431,653     456,113
  ---------------------------------------------------------------------------------------------------------
  Number of mortgages originated                        1,200       1,700               3,800       4,200
  ---------------------------------------------------------------------------------------------------------
  Principal balance of servicing portfolio                                      $   3,340,983   3,388,265
  ---------------------------------------------------------------------------------------------------------
  Number of loans serviced                                                             42,600      44,500
  ---------------------------------------------------------------------------------------------------------

Operating earnings of the Financial Services Division were $7.0 million and $21.0 million, respectively, for the three-month and nine-month periods ended August 31, 1996, compared to $4.8 million and $11.7 million, respectively, for the same periods of 1995. These increases were primarily attributable to additional operating earnings from the division's investment in commercial mortgage-backed securities, commercial loans and partnerships.

INTEREST EXPENSE
Interest expense during the three-month and nine-month periods ended August 31, 1996 was $7.8 million and $21.2 million, respectively, compared to $4.7 million and $12.4 million, respectively, in the corresponding periods of the prior year. The increase in interest expense was the result of higher debt levels, primarily due to the Homebuilding Division's expansion in Texas and into California, as well as an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense. Previously capitalized interest charged to interest expense during the third quarter and first nine months of 1996 was $5.0 million and $13.6 million, respectively, compared to $4.3 million and $11.6 million, respectively, for the comparable periods last year.

(2)  MATERIAL CHANGES IN FINANCIAL CONDITION.

During the nine months ended August 31, 1996, $29.3 million was used in the Company's operations, compared to $17.5 million used during the corresponding period of the prior year. The Company's primary use of cash was $57.2 million to increase inventories through land purchases, land development and seasonal increases in construction in progress. The use of cash was partially offset by the Company's net earnings and a $14.5 million increase in accounts payable and accrued liabilities.

The primary use of cash in the nine months ended August 31, 1995 was $56.1 million used to increase inventories through land purchases, land development and construction. The use of cash was partially offset by net earnings, an $11.6 million decrease in receivables and a $6.1 million increase in accounts payable and accrued liabilities.

Cash used in investing activities was $147.4 million in the first nine months of 1996, compared to $23.9 million used in the first nine months of 1995. During 1996, $121.4 million of cash was used in the acquisition of businesses and $81.3 million was used to purchase investment securities (commercial mortgage-backed securities) by both the Investment and Financial Services Divisions. These uses of cash were partially offset by $44.9 million of sales and principal payments provided by the Company's portfolio of investment securities. In addition, $20.4 million of cash was provided by the Company's partnerships. This was primarily comprised of $75.8 million of distributions from partnerships, partially offset by investments in new partnerships in both the Homebuilding and Investment Divisions.

During 1995, the use of cash in investing activities was primarily due to $33.2 million to increase loans held for investment by the Company's financial services operations and $30.2 million to acquire additional investment securities. These uses of cash were partially offset by $20.4 million from sales of operating properties, $9.8 million from sales of land held for investment, $8.8 million of sales and principal payments provided by the Company's portfolio of investment securities and $7.8 million provided by the Company's investments in partnerships.

At August 31, 1996, the Company had an unsecured revolving credit agreement with a five-year commitment of $450 million. Certain Financial Services Division subsidiaries are co-borrowers under this facility and at August 31, 1996 their borrowings under this agreement amounted to $55.0 million. The total amount outstanding under the Company's revolving credit agreement at August 31, 1996 was $347.5 million.

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



                                            LENNAR CORPORATION
                                     -------------------------------
                                                (Registrant)







Date:  OCTOBER 14, 1996                       ALLAN J. PEKOR
       -----------------              -------------------------------
                                              Allan J. Pekor
                                          Financial Vice President
                                           Chief Financial Officer





Date:  OCTOBER 14, 1996                      JAMES T. TIMMONS
       ------------------             --------------------------------
                                             James T. Timmons
                                                Controller
                                           Chief Accounting Officer