Form 10-K405
period 1996-11-30
LENNAR CORP
filed 1997-02-28
CIK 58696

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED
        -------------------                              -------------------
 Common Stock, par value 10 /cents/                    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES [X]    NO [ ]
1
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                     YES [X}   NO [ ]

        As of February 7, 1997, registrant had outstanding 25,990,827 shares of common stock and 9,968,731 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 25,545,984 shares of common stock and 38,701 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $665,201,810, were held by non-affiliates of the registrant.

 Documents incorporated by reference:

 RELATED
 SECTION                            DOCUMENTS
 -------                            ---------
   II               Pages 18 through 39 of the Annual Report to
                    Stockholders for the year ended November 30, 1996.

   III Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 1997.

================================================================================

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

       Lennar Corporation (together with its subsidiaries, the "Company") is a diversified national real estate company with three principal businesses: homebuilding, real estate investment and financial services. The Company's homebuilding operations include the construction and sale of homes, as well as the purchase, development and sale of residential land. The Investment Division is involved in the ownership, development, management and leasing, as well as the acquisition and sale, of commercial real estate and other real estate related assets. The financial services operations arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential and commercial mortgage loans and mortgage-backed securities and perform mortgage loan servicing activities. This division also invests in partnerships and in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portions of those securities.

       For more than 25 years, the Company has owned and managed commercial and residential rental properties. In 1992, the Company, through its Investment Division, began acquiring portfolios of commercial real estate assets, including real estate related loans, which it believed it could liquidate at a profit. As of November 30, 1996, the Company had entered into a total of twelve partnerships, all of which were formed to acquire and manage portfolios of assets. One new partnership was formed during 1996. The Company shares in the profits and losses of the partnerships and also receives fees for the management and disposition of the partnerships' assets.

       In 1994, the Company began acquiring, at a discount, portions of commercial real estate mortgage-backed securities. The Company's Investment Division invests in the unrated portions of these securities and the Financial Services Division generally invests in the rated portions. The Company's Investment Division partnerships also retain portions of these securities when they are the issuer of the securities. The Company's Investment Division is the special servicer on behalf of all the certificate holders (the majority of which are not affiliates of the Company) of the commercial mortgage-backed securities which are held by the Company and its partnerships.

       Since 1991, the Company has expanded its homebuilding operations by entering the following new markets: Dallas, Texas in 1991, Houston, Texas and Port St. Lucie, Florida in 1992 and Sarasota, Florida in 1994. In addition, the Company began the development of an adult-community in the Orlando, Florida area in 1995. During 1996, the Company significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). Additionally in 1996, the Company entered the California homebuilding market through several acquisitions and partnerships. These acquisitions included Bramalea California, Inc. (a Southern California builder) and the assets of Renaissance Homes, Inc. (a Sacramento, California builder). The partnerships in California are primarily involved in the development of master-planned communities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in three industry segments - homebuilding, real estate investment and financial services. The financial information related to these industry segments is contained in the financial statements incorporated by reference to pages 25 through 38 of the Company's 1996 Annual Report to Stockholders.

NARRATIVE DESCRIPTION OF BUSINESS

                                  HOMEBUILDING

       The Company and its predecessor have been building homes since 1954. The Company believes that since its acquisition of Development Corporation of America in 1986, it has each year delivered more homes in Florida than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in the Dallas/Fort Worth area of Texas. In 1992, it started homebuilding operations in Houston, Texas and Port St. Lucie, Florida. In late 1994, the Company began homebuilding operations in Sarasota, Florida and in 1995 it started development of an adult-community in the Orlando, Florida area. During 1996, the Company significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). Additionally in 1996, the Company entered the California homebuilding market through the acquisitions of Bramalea California, Inc. and Renaissance Homes, Inc. and through several partnership investments. The Company has constructed and sold over 130,000 homes to date.

       The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona, these activities are conducted through Lennar Homes of Arizona, Inc. In Texas, these activities are conducted through Lennar Homes of Texas, Inc., Friendswood Development Company and Houston Village Builders, Inc. Homebuilding activities in California are principally conducted through Lennar Homes of California, Inc., Bramalea California, LLC, Lennar Renaissance, Inc. and Stevenson Ranch, LLC.

       The Company is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation of land, improvement of undeveloped and partially developed acreage, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

       The Company sells single-family attached and detached homes and condominiums in buildings generally one to five stories in height. Homes sold by the Company are primarily in the moderate price range for the areas in which they are located. They are targeted primarily at first time homebuyers, move-up homebuyers and, in some communities, retirees. The average sales price of a Lennar home was $149,900 in fiscal 1996.

CURRENT HOMEBUILDING ACTIVITIES

       The table on the following page summarizes information about the Company's recent homebuilding activities:


                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Real Estate Activities

                                                                                      NOVEMBER 30, 1996
                                                           -----------------------------------------------------------------------
                                  HOMES DELIVERED                                                               ESTIMATED NUMBER
                                   IN YEARS ENDED          HOMES COMPLETED OR UNDER CONSTRUCTION              OF HOMES THAT COULD
                                    NOVEMBER 30,           -------------------------------------  SOLD HOMES   BE CONSTRUCTED ON
                              ---------------------------                      AVAILABLE FOR        NOT YET      LAND CURRENTLY
REGION AND TYPE OF PRODUCTS     1996     1995      1994        SOLD (1)             SALE          STARTED(1)  OWNED(2)(3)(4)(5)(6)
---------------------------   -------- -------- ---------  ----------------- -------------------  ----------  --------------------
Florida

  Single-family detached        2,603    2,400     2,471           504               429              461             13,960
  Single-family attached          270      437       426            71                84               74              1,090
  Multi-family                    490      558       820            66               117               29              6,670

Arizona

  Single-family detached          706      466       586           180                71               67              1,650
  Single-family attached            9       38        46            --                --               --                 --
  Multi-family                     --       --        --            --                --               --                170

Texas

  Single-family detached        1,832      781       616           394               336               44              6,130
  Single-family attached           --       --        --            --                --               --                 --
  Multi-family                     --       --        --            --                --               --                490

California

  Single-family detached           58       --        --            39                60               --              8,260
  Single-family attached           --       --        --            --                --               --                 --
  Multi-family                     --       --        --            --                --               --                 --
                                -----    -----     -----         -----             -----              ---             ------
     Totals                     5,968    4,680     4,965         1,254             1,097              675             38,420
                                =====    =====     =====         =====             =====              ===             ======

     Notes:

      (1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.
      (2) Based on current management estimates, which are subject to change.
      (3) The Company owns additional property, which it may decide to develop or sell in the future.
      (4) As of November 30, 1996, the Company had contracts or options to purchase approximately 9,300 additional homesites.
      (5) Includes homesites that are currently designated for sale to other builders.
      (6) As of November 30, 1996, the Company's Homebuilding Division had investments in partnerships which owned approximately 5,900 homesites for both sale to the Company and sale to other builders.

PROPERTY ACQUISITION

       The Company continuously considers the purchase of, and from time to time acquires, land for its development and sales programs. It generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages or is mortgaged to secure $60 million of term loans, most of the Company's land (including most of the land on which it is currently building or expects to build during the next year) is not subject to mortgages. The Company believes its land inventory gives it a competitive advantage, particularly in Florida.

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

COMPETITION

       The housing industry is highly competitive. In its activities, the Company competes with numerous developers and builders in and near the areas where the Company's communities are located, including homebuilders with nationwide operations. The Company has for the past 26 years been one of the largest homebuilders in South Florida and for the past several years has delivered more homes in Florida than any other homebuilder. The Company is also a leading homebuilder in Arizona and Texas and entered the California market in 1996. The Company's homebuilding operations account for less than 1% of all deliveries of new single-family homes in the United States.

                                   INVESTMENT

       The Company has been engaged for more than 25 years in developing and managing commercial and residential rental properties. Currently, through its Investment Division, the Company owns and manages more than 2,600 rental apartment units (which are approximately 87% occupied) and more than 2.7 million square feet of office buildings, warehouses and neighborhood retail centers (which are approximately 90% occupied), as well as two hotels consisting of 462 rooms, a mobile home park, and golf and other recreational facilities in various communities. At times, when properties reach what the Company believes to be optimum value, the Company sells them.

       Since 1992, the Investment Division has been acquiring, by itself and through partnerships, portfolios of real estate assets which it believes it can liquidate at a profit and from which it can generate rental, interest and other income during the liquidation process which can last several years. As of November 30, 1996, the Investment Division had entered into twelve partnerships. The Company's equity interests in these partnerships range from 15% to 50% (which in one instance includes an investment by the Company's Financial Services Division). In addition to the Company participating in the partnerships' purchases of portfolios of real estate assets, the Investment Division oversees the management of those portfolios, for which it receives management fees. A portfolio may consist of a combination of performing loans, non-performing loans and real estate. With regard to performing loans, principal and interest payments are collected until the loans are paid in full, or the loans are used as collateral for non-recourse debt (which has the effect of accelerating the partnerships' cash realizations). With regard to non-performing loans, the partnerships attempt to renegotiate the terms with the borrowers or pursue other remedies, depending on the circumstances. These loans either become performing, are paid off, or the partnerships become the owners of the underlying real estate. This real estate is then managed and value enhanced until it is sold.

       In several instances, loans held by partnerships have been grouped into pools, which have obtained funding by issuing rated and unrated securities entitling the holders to the future proceeds of the loans. Often, the partnerships retain the unrated portions of the securities issued. In 1994, the Investment Division began acquiring, at substantial discounts from their face amounts, unrated portions of commercial mortgage-backed securities issued by others. The Investment Division is the special servicer on behalf of all certificate holders of these securities, both those issued by the partnerships and by others. The principal business of the special servicer is the management of real estate loans requiring attention. The division earns interest on its investment as well as fees for the special servicing activities.

                               FINANCIAL SERVICES

       The Company's financial services subsidiaries arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential and commercial mortgage loans and mortgage-backed securities and perform mortgage loan servicing activities. This division also invests in partnerships and in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portions of those securities.

MORTGAGE ORIGINATION

       Through the financial services subsidiary, Universal American Mortgage Company, the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others from offices located in Florida, California, Arizona, Texas, North Carolina and Maryland. In 1996, loans to buyers of the Company's homes represented approximately 33% of the Company's $527 million of loan originations.

       The Company sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, and retains most of the servicing rights. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its loans held for sale with borrowings under the financial services subsidiaries' $125 million line of credit (secured by the loans and by certain servicing rights) or from Lennar Corporation when, on a consolidated basis, this enables the Company to minimize its overall cost of funds.

MORTGAGE SERVICING

       The Company obtains significant earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 1996, it had a servicing portfolio of approximately 42,100 loans with an unpaid principal balance of approximately $3.3 billion.

       Revenues from servicing mortgage loans include servicing fees, late charges and other ancillary fees and all, or in some states part, of the interest on sums held in escrow for tax, insurance and other payments.

ASSET ACQUISITION AND DISPOSITION

       The Company, from time to time, purchases pools of mortgage loans originated by financial institutions and then resells the loans in the secondary market. The benefits to the Company from these transactions include gains from the sales of the loans and retention of the right to service the loans after they are sold in the secondary market. In 1994, the Financial Services Division expanded its investment activities beginning to acquire rated portions of commercial mortgage-backed securities for which Lennar's Investment Division is the special servicer.

TITLE INSURANCE AND CLOSING SERVICES

       The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others. It provided these services in connection with approximately 7,300 real estate transactions during 1996. In 1994, the Company formed TitleAmerica Insurance Corporation, a title insurance underwriter, which provides title insurance to buyers of the Company's homes and others. In 1996, the Company acquired the assets and business of Regency Title Company in Texas, and thereby, significantly expanded its title insurance and closing business in that state.

STRATEGIC TECHNOLOGIES

       During 1996, the Company formed Strategic Technologies, Inc. to provide cable TV, alarm monitoring and telephone service to residents of Lennar communities and possibly others.

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

                                   REGULATION

       Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of these laws are usually implemented and administered by individual counties and municipalities and may result in additional fees and assessments or building moratoriums. It is difficult to predict the impact of these laws on future operations, or what changes may take place in the law in the future. The Company believes that it has the financial resources to provide for development of the balance of its land in compliance with these laws.

       Over the past few years, there have been changes to various building codes within Florida. These changes have resulted in higher construction costs. The Company believes these additional costs have generally been recoverable through increased selling prices without any significant effect on sales volume.

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

       The Company's title insurance agency subsidiaries must comply with applicable insurance laws and regulations.

       The Company's subsidiaries which underwrite title insurance are licensed in the states that they do business and must comply with laws and regulations regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                                    EMPLOYEES

       At November 30, 1996, the Company employed 1,894 individuals of whom 485 were management, supervisory and other professional personnel, 212 were construction supervisory personnel, 364 were real estate salespersons, 158 were hospitality personnel and 675 were professional support personnel, accounting, office clerical and skilled workers.

       Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

ITEM 2.    PROPERTIES.

       For information about properties owned by the Company for use in its residential and commercial activities, see Item 1.

       The Company maintains its executive offices, financial services subsidiary headquarters, Investment Division headquarters, Dade County Homebuilding Division offices and Dade County mortgage and title company branch offices at 700, 730 and 760 Northwest 107th Avenue, Miami, Florida in office buildings built and owned by the Company. These offices occupy approximately 60,000 square feet. Other Company offices are located in Company-owned communities or retail centers, or in leased space.

ITEM 3.    LEGAL PROCEEDINGS.

       The Company is a defendant in various lawsuits brought by condominium and homeowner associations in communities constructed by the Company. Although the specific allegations in the lawsuits differ, in general each of the lawsuits asserts that the Company failed to construct buildings in the community involved in accordance with plans and specifications and applicable construction codes, and each of them seeks reimbursement for sums the plaintiff association claims it will have to spend to remedy the alleged construction deficiencies. Associations in other communities have threatened similar suits. Suits of this type are common within the homebuilding industry. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

       The Company had a number of claims for damages relating to a hurricane which occurred in 1992. Most have been settled and to date, the Company's insurers have made all payments required under settlements. Even if the Company were required to make any payments with regard to the remaining hurricane related claims, the Company believes that the amount it would pay would not be material.

       During 1996, there were claims made by homeowners and investigations by governmental bodies commenced (but no lawsuits filed) regarding the presence of construction debris in a common area at a community which had been developed by the Company. The Company does not believe that the resolution of these claims and the investigations will have a material adverse effect on it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

       Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 39 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

       Selected financial data is incorporated by reference to page 18 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 19 through 23 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 25 through 38 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1997 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 7, 1997:

         NAME/POSITION                    AGE            YEAR OF ELECTION
         -------------                    ---            ----------------
Leonard Miller,
    Chairman of the Board and
    President                             64                   1969
Robert B. Cole,
    Secretary                             86                   1969
Irving Bolotin,
    Senior Vice President                 64                   1969
Allan J. Pekor,
    Financial Vice President              60                   1979

NAME/POSITION                             AGE            YEAR OF ELECTION
-------------                             ---            ----------------

Sherman J. Kronick,
    Vice President                        71                   1979
Marshall H. Ames,
    Vice President                        53                   1982
Stuart A. Miller,
    Vice President                        39                   1985
Jeffrey P. Krasnoff,
    Vice President                        41                   1986
Jonathan M. Jaffe
    Vice President                        37                   1994
M. Eugene Saleda,
    Treasurer                             61                   1977
James T. Timmons,
    Controller                            31                   1993
Steven J. Saiontz,
    President, Lennar Financial
    Services, Inc.                        38                   1987

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

ITEM 11.   EXECUTIVE COMPENSATION.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1997 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1997 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1997 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of this Report.

              1. The following financial statements are incorporated by
                 reference in Item 8:

                                                           PAGE IN 1996 ANNUAL
                       FINANCIAL STATEMENT                REPORT TO STOCKHOLDERS
                       -------------------                ----------------------
              Independent Auditors' Report                          24

              Consolidated Balance Sheets as of November 30,
              1996 and 1995                                         25

              Consolidated Statements of Earnings for the
              years ended November 30, 1996, 1995 and 1994          26

              Consolidated Statements of Cash Flows for the
              years ended November 30, 1996, 1995 and 1994          27

              Consolidated Statements of Stockholders' Equity
              for the years ended November 30, 1996, 1995
              and 1994                                              28

              Notes to Consolidated Financial Statements         29 - 38

              2. The following financial statement schedules are included in this Report:

                 FINANCIAL STATEMENT SCHEDULE               PAGE IN THIS REPORT
                 ----------------------------               -------------------
              Independent Auditors' Report on Schedules             14

              VIII - Valuation and Qualifying Accounts              15

                XI - Real Estate and Accumulated                    16
                         Depreciation

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

                 3(b). Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1989.

                 10(a). Lennar Corporation 1991 Stock Option Plan - Incorporated
                        by reference to Registration Statement No. 33-45442.

                 10(b). Lennar Corporation Employee Stock Ownership Plan and
                        Trust - Incorporated by reference to Registration Statement No. 2-89104.

                 10(c). Amendment dated December 13, 1989 to Lennar Corporation
                        Employee Stock Ownership Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

                 10(d). Lennar Corporation Employee Stock Ownership/401k Trust
                        Agreement dated December 13, 1989 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

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

                 10(g). First Amendment to Revolving Credit Agreement dated
                        January 31, 1995 amending the Revolving Credit Agreement dated July 29, 1994 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1995.

                 10(h). Second Amendment to Revolving Credit Agreement dated
                        April 6, 1995 amending the Revolving Credit Agreement dated July 29, 1994 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1995.

                 10(i). Amended and Restated Revolving Credit Agreement dated
                        March 13, 1996 between the First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries.

                 13. Pages 18 through 39 of the 1996 Annual Report to Stockholders.

                 21.    List of subsidiaries.

                 23.    Independent Auditors' Consents.

                 27.    Financial Data Schedule.

        (b) Reports on Form 8-K filed during the quarter ended November 30, 1996. None.

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
                                            Date:  February 26, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Principal Executive Officer:

Leonard Miller                              /s/      LEONARD MILLER
Chairman of the Board and President         ----------------------------------
                                            Date:  February 26, 1997

             Principal Financial Officer:

Allan J. Pekor                              /s/      ALLAN J. PEKOR
Financial Vice President                    ----------------------------------
                                            Date:  February 26, 1997

             Principal Accounting Officer:

James T. Timmons                            /s/      JAMES T. TIMMONS
Controller                                  ----------------------------------
                                            Date:  February 26, 1997

             Directors:

Charles I. Babcock, Jr.                     /s/      CHARLES I. BABCOCK, JR.
                                            ----------------------------------
                                            Date:  February 25, 1997

Irving Bolotin                              /s/      IRVING BOLOTIN
                                            ----------------------------------
                                            Date:  February 26, 1997

Robert B. Cole                              /s/      ROBERT B. COLE
                                            ----------------------------------
                                            Date:  February 26, 1997

Stuart A. Miller                            /s/      STUART A. MILLER
                                            ----------------------------------
                                            Date:  February 26, 1997

Arnold P. Rosen                             /s/      ARNOLD P. ROSEN
                                            ----------------------------------
                                            Date:  February 26, 1997

Steven J. Saiontz                           /s/      STEVEN J. SAIONTZ
                                            ----------------------------------
                                            Date:  February 26, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation (the "Corporation") as of November 30, 1996 and 1995, and for the years then ended, and have issued our report thereon dated January 16, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Lennar Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE  & TOUCHE LLP
Certified Public Accountants
Miami, Florida

January 16, 1997

         LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES      SCHEDULE VIII

                        Valuation and Qualifying Accounts

                  Years ended November 30, 1996, 1995 and 1994

                                                                              ADDITIONS
                                                                     ----------------------------
                                                                       CHARGED        CHARGED
                                                        BEGINNING      TO COSTS    (CREDITED) TO                       ENDING
                     DESCRIPTION                         BALANCE     AND EXPENSES  OTHER ACCOUNTS    (DEDUCTIONS)      BALANCE
--------------------------------------------------   --------------- ------------- --------------    -------------    -----------
Year ended November 30, 1996

   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
         receivable                                  $   2,372,000     1,202,000       97,000          (634,000)      3,037,000
                                                      ============     =========    =========        ==========       =========
       Deferred income and unamortized discounts     $     601,000       116,000     (116,000)             --           601,000
                                                      ============     =========    =========        ==========       =========
       Loan loss reserve                             $   3,730,000     2,490,000      896,000        (1,276,000)      5,840,000
                                                      ============     =========    =========        ==========       =========
       Valuation allowance                           $   1,286,000     3,341,000         --          (1,882,000)      2,745,000
                                                      ============     =========    =========        ==========       =========

Year ended November 30, 1995

   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
         receivable                                  $   1,528,000     2,209,000        1,000        (1,366,000)      2,372,000
                                                      ============     =========    =========        ==========       =========
       Deferred income and unamortized discounts     $   2,361,000         --        (681,000)       (1,079,000) (A)    601,000
                                                      ============     =========    =========        ==========       =========
       Loan loss reserve                             $   3,534,000     1,271,000         --          (1,075,000)      3,730,000
                                                      ============     =========    =========        ==========       =========
       Valuation allowance                           $       --        1,581,000         --            (295,000)      1,286,000
                                                      ============     =========    =========        ==========       =========

Year ended November 30, 1994

   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
         receivable                                  $   1,323,000     1,091,000      (66,000)         (820,000)      1,528,000
                                                      ============     =========    =========        ==========       =========
       Deferred income and unamortized discounts     $   1,261,000         --       1,137,000  (B)      (37,000) (A)  2,361,000
                                                      ============     =========    =========        ==========       =========
       Loan loss reserve                             $   3,595,000       472,000         --            (533,000)      3,534,000
                                                      ============     =========    =========        ==========       =========

                   Notes:
                   (A) Amortization of discounts and recognition of deferred income.
                   (B) Includes discounts on mortgages purchased.

          LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES       Schedule XI

                  Real Estate and Accumulated Depreciation (D)

                          Year ended November 30, 1996

                                                         COSTS CAPITALIZED
                                  INITIAL COST             SUBSEQUENT TO                GROSS AMOUNT AT WHICH
                                   TO COMPANY               ACQUISITION               CARRIED AT CLOSE OF PERIOD
                              ----------------------   ----------------------    ------------------------------------
                                        BUILDING AND                CARRYING
 DESCRIPTION     ENCUMBRANCES   LAND    IMPROVEMENTS   IMPROVEMENTS   COSTS       LAND(A)    BUILDINGS(A)   TOTAL(C)
--------------   ------------ --------- ------------   ------------ ---------    ----------  ------------  ----------
Rental
  apartment
  property:
  Dade County,
  Florida        $21,032,000  1,872,000   9,063,000      4,623,000    360,000     2,046,000   13,872,000   15,918,000
Rental office
  property:
  Dade County,
  Florida         16,839,000  1,779,000       --        13,577,000  1,959,000     4,319,000   12,996,000   17,315,000
Hotel:
  Broward
  County,
  Florida             --      1,000,000   3,478,000      8,850,000    367,000     1,367,000   12,328,000   13,695,000
Rental
  apartment
  property:
  Dade County,
  Florida             --      3,526,000   9,999,000          --         --        3,526,000    9,999,000   13,525,000
Rental office
  property:
  Orange
  County,
  California          --      3,839,000  15,356,000          --       120,000     3,862,000   15,453,000   19,315,000
Rental office
  property:
  Fulton
  County,
  Georgia         16,981,000  5,238,000  20,950,000        114,000      --        5,238,000   21,064,000   26,302,000
Other
  miscellaneous
  properties
  which are
  individually
  less than 5%
  of total        33,770,000 39,870,000  77,894,000     23,697,000  2,191,000    43,684,000   99,968,000  143,652,000
                 ----------- ---------- -----------     ----------  ---------    ----------  -----------  -----------
                 $88,622,000 57,124,000 136,740,000     50,861,000  4,997,000    64,042,000  185,680,000  249,722,000
                 =========== ========== ===========     ==========  =========    ==========  ===========  ===========

RESTUBBED TABLE CONTINUED FROM ABOVE

                                      DATE OF
                   ACCUMULATED     COMPLETION OF    DATE
 DESCRIPTION      DEPRECIATION(B)   CONSTRUCTION  ACQUIRED
--------------    ---------------  -------------  --------
Rental
  apartment
  property:
  Dade County,
  Florida           9,631,000          1979         1977
Rental office
  property:
  Dade County,
  Florida           2,852,000         Various       1980
Hotel:
  Broward
  County,
  Florida           2,709,000         Various       1987
Rental
  apartment
  property:
  Dade County,
  Florida           1,873,000         Various       1991
Rental office
  property:
  Orange
  County,
  California          825,000          1989         1994
Rental office
  property:
  Fulton
  County,
  Georgia             447,000          1973         1996
Other
  miscellaneous
  properties
  which are
  individually
  less than 5%
  of total         14,996,000         Various      Various
                   ----------
                   33,333,000
                   ==========

          Notes:
          (A) Includes related improvements and capitalized carrying costs.
          (B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 40 years.
          (C) The aggregate cost of the listed property for federal income tax purposes was $195,916,000 at November 30, 1996.
          (D) The listed real estate includes operating properties completed or under construction. Real estate inventories held for resale in the ordinary course of business have been excluded from this schedule.
          (E) Reference is made to Notes 1, 8 and 9 of the consolidated financial statements.
          (F) The changes in the total cost of investment properties and accumulated depreciation for the years ended November 30, 1996, 1995 and 1994 are as follows (in thousands):

                                           1996         1995        1994
                                        -----------  -----------  ----------
Cost:
   Balance at beginning of year       $    214,910      215,856     175,144
   Additions, at cost                       40,045        7,103      53,340
   Accounting change                            --           --       7,482
   Cost of real estate sold                 (9,051)      (8,304)    (11,802)
   Transfers                                 3,818          255      (8,308)
                                        -----------  -----------  ----------

      Balance at end of year          $    249,722      214,910     215,856
                                        ===========  ===========  ==========

Accumulated depreciation:
   Balance at beginning of year       $     29,646       26,423      22,508
   Depreciation and amortization
     charged against earnings                5,572        5,292       4,338
   Accounting change                            --           --         165
   Depreciation on real estate sold         (1,885)      (2,069)       (351)
   Depreciation on transfers                    --           --        (237)
                                        -----------  -----------  ----------

      Balance at end of year          $     33,333       29,646      26,423
                                        ===========  ===========  ==========

                               LENNAR CORPORATION

                                   EXHIBITS TO

                                    FORM 10K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       FISCAL YEAR ENDED NOVEMBER 30, 1996

                                INDEX TO EXHIBITS

                                    EXHIBITS

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

3(b). Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1989.

10(a). Lennar Corporation 1991 Stock Option Plan - Incorporated by reference to Registration Statement No. 33-45442.

10(b). Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement No. 2-89104.

10(c). Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

10(d). Lennar Corporation Employee Stock Ownership/401k Trust Agreement dated December 13, 1989 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

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

10(g). First Amendment to Revolving Credit Agreement dated January 31, 1995 amending the Revolving Credit Agreement dated July 29, 1994 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1995.

10(h). Second Amendment to Revolving Credit Agreement dated April 6, 1995 amending the Revolving Credit Agreement dated July 29, 1994 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1995.

10(i). Amended and Restated Revolving Credit Agreement dated March 13, 1996 between the First National Bank of Chicago, as agent, and Lennar Corporation and certain subsidiaries.

13.     Pages 18 through 39 of the 1996 Annual Report to Stockholders.

21.     List of subsidiaries.

23.     Independent Auditors' Consents.

27.     Financial Data Schedule.