Form 10-Q
period 1997-02-28
LENNAR CORP
filed 1997-04-14
CIK 58696

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  FEBRUARY  28, 1997
                                -------------------
Commission File Number:  1-6643
                         -------

                               LENNAR CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         59-1281887
         --------------------------------         -------------------
         (State or other jurisdiction  of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                700 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (305)559-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common shares outstanding as of the end of the current fiscal quarter :

         Common                                  26,016,432
                                                 ----------
         Class B Common                           9,968,631
                                                 ----------

===============================================================================


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                     FEBRUARY 28,   NOVEMBER 30,
                                                                                          1997         1996
                                                                                     ------------   ------------
ASSETS

HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                   $   19,969        12,960
         Receivables, net                                                                47,421        62,158
         Inventories:
           Construction in progress and model homes                                     277,727       259,747
           Land held for development                                                    472,412       440,136
                                                                                     ----------    ----------
              Total inventories                                                         750,139       699,883

         Land held for investment                                                        61,478        63,615
         Operating properties and equipment, net                                        226,371       221,312
         Investments in and advances to partnerships                                    135,940       139,578
         Other assets                                                                   133,813       124,539
     Financial services assets                                                          412,577       382,083
                                                                                     ----------    ----------
              Total assets - homebuilding, investment and financial services          1,787,708     1,706,128
                                                                                     ----------    ----------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE            57,526        59,898
                                                                                     ----------    ----------
                                                                                     $1,845,234     1,766,026
                                                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and other liabilities                                       $  167,848       186,735
        Income taxes payable                                                             18,624        26,045
        Mortgage notes and other debts payable                                          579,036       509,672
     Financial services liabilities                                                     309,888       291,606
                                                                                     ----------    ----------
              Total liabilities - homebuilding, investment and financial services     1,075,396     1,014,058
                                                                                     ----------    ----------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                           54,564        56,512
                                                                                     ----------    ----------
STOCKHOLDERS' EQUITY:
     Common stock                                                                         2,602         2,594
     Class B common stock                                                                   997           999
     Additional paid-in capital                                                         172,556       171,618
     Retained earnings                                                                  530,898       512,345
     Unrealized gain on securities available-for-sale, net                                8,221         7,900
                                                                                     ----------    ----------
              Total stockholders' equity                                                715,274       695,456
                                                                                     ----------    ----------
                                                                                     $1,845,234     1,766,026
                                                                                     ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED
                                           FEBRUARY 28,  FEBRUARY 29,
                                               1997         1996
                                           ------------  ------------
 REVENUES:
    Homebuilding                             $207,847      174,882
    Investment                                 39,711       31,561
    Financial services                         23,288       18,362
    Limited-purpose finance subsidiaries        1,320        1,719
                                             --------     --------
    Total revenues                            272,166      226,524
                                             --------     --------
 COSTS AND EXPENSES:
    Homebuilding                              193,625      160,924
    Investment                                 21,101       15,391
    Financial services                         14,225       11,428
    Limited-purpose finance subsidiaries        1,314        1,716
    Corporate general and administrative        3,355        2,970
    Interest                                    6,698        5,894
                                             --------     --------
    Total costs and expenses                  240,318      198,323
                                            ---------     --------
 EARNINGS BEFORE INCOME TAXES                  31,848       28,201

 INCOME TAXES                                  12,421       10,998
                                             --------     --------
 NET EARNINGS                                $ 19,427       17,203
                                             --------     --------
 AVERAGE SHARES OUTSTANDING                    36,282       36,205
                                             --------     --------
 NET EARNINGS PER SHARE                      $    .54          .48
                                             --------     --------
 CASH DIVIDENDS PER COMMON SHARE             $   .025         .025
                                             --------     --------
 CASH DIVIDENDS PER CLASS B COMMON SHARE     $  .0225        .0225
                                             --------     --------

       See accompanying notes to consolidated condensed financial statements.


                       LENNAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                          FEBRUARY 28,     FEBRUARY 29,
                                                                                               1997           1996
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                            $  19,427         17,203
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                            2,240          3,006
      Equity in earnings of partnerships                                                     (15,271)       (13,365)
      Gains on sales of other real estate                                                     (1,920)          (477)
      Changes in assets and liabilities, net of effect of acquisition:
         Decrease (increase) in receivables                                                   16,669         (1,909)
         Increase in inventories                                                             (47,782)       (15,273)
         Decrease (increase) in financial services' loans held for sale or disposition        (4,028)        25,491
         Decrease in accounts payable and other liabilities                                  (15,978)        (9,835)
         Decrease (increase) in income taxes currently payable                                (7,421)           720
      Other, net                                                                                  16         (1,652)
                                                                                           ---------      ---------
        Net cash provided by (used in) operating activities                                  (54,048)         3,909
                                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Operating properties and equipment:
      Additions                                                                              (10,971)       (11,794)
      Sales                                                                                    4,001          2,000
   Sales of land held for investment                                                           4,593            109
   Decrease in investments in and advances to partnerships                                    21,198         15,355
   Increase in financial services' loans held for investment                                    (155)        (3,648)
   Purchase of investment securities                                                         (47,476)       (26,675)
   Receipts from investment securities                                                         9,725         12,365
   Acquisition of business                                                                       --        (108,500)
   Other, net                                                                                   (814)        (3,312)
                                                                                           ---------      ---------
        Net cash used in investing activities                                                (19,899)      (124,100)
                                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement                                            31,200         90,400
   Net borrowings (repayments) under financial services' short-term debt                     (22,379)        11,273
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                                                84,635         23,047
      Principal payments                                                                     (14,363)       (15,858)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables                              2,467          3,548
      Principal reduction of bonds and notes payable                                          (2,481)        (3,449)
   Common stock:
      Issuance                                                                                   944            569
      Dividends                                                                                 (874)          (872)
                                                                                           ---------      ---------
        Net cash provided by financing activities                                             79,149        108,658
                                                                                           ---------      ---------
   Net increase (decrease) in cash and cash equivalents                                        5,202        (11,533)
   Cash and cash equivalents at beginning of quarter                                          26,520         30,243
                                                                                           ---------      ---------
   Cash and cash equivalents at end of quarter                                             $  31,722         18,710
                                                                                           ---------      ---------
Summary of cash and cash equivalent balances:
   Homebuilding and investment                                                             $  19,969         13,057
   Financial services                                                                         11,753          5,653
                                                                                           ---------      ---------
                                                                                           $  31,722         18,710
                                                                                           ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                      $   8,079          6,832
   Cash paid for income taxes                                                              $  19,364         12,422
                                                                                           ---------      ---------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

(1)      BASIS OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation, all wholly-owned subsidiaries and partnerships in which a controlling interest is held (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1996 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

(2)      BUSINESS SEGMENTS

The Company has three business segments: Homebuilding, Investment and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment.

Homebuilding operations include the construction and sale of single-family and multi-family homes. These activities also include the purchase, development and sale of residential land.

The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential rental properties and land. This division also manages and participates in partnerships with financial institutions. This division acquires, at a discount, issues of the unrated portion of debt securities which are collateralized by commercial real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of these securities. The division earns interest on its investment as well as fees for the special servicing activities.

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and its subsidiaries. These companies arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential and commercial mortgage loans and mortgage-backed securities and perform mortgage loan servicing activities. This division also invests in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities.

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

(4)    ACCOUNTING CHANGES

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's land holdings and operating properties are considered long-lived assets under this pronouncement. The Company's adoption of SFAS No. 121 in the first quarter of 1997 did not have any material affect on the Company's financial position or results of operation.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originated mortgage servicing rights as assets by allocating total costs incurred in originating a loan between the loan and the servicing rights based on their relative fair values. Previously, the cost of originated mortgage servicing rights was included with the costs of the related loans and written off against income when the loans were sold. Also, under SFAS No. 122, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The Company adopted SFAS No. 122 effective December 1, 1996. The adoption of this statement resulted in an increase of $.3 million of after-tax net earnings in the first quarter of 1997. In accordance with SFAS No. 122, prior period financial statements have not been restated.

(5)      RESTRICTED CASH

Cash includes restricted deposits of $2.4 million and $2.5 million as of February 28, 1997 and November 30, 1996, respectively. These balances are comprised primarily of escrow deposits held related to sales of homes and security deposits from tenants of commercial and apartment properties.

(6)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                    (UNAUDITED)
                                                    FEBRUARY 28,   NOVEMBER 30,
(IN THOUSANDS)                                          1997          1996
                                                    ------------   ------------
Assets:
    Investment securities available-for-sale          $224,869       193,869
    Loans held for sale or disposition, net            132,109       127,606
    Loans and mortgage-backed securities
       held for investment, net                         21,625        21,323
    Investments in and advances to partnerships          9,138        11,428
    Cash and receivables, net                           18,485        22,224
    Other                                                6,351         5,633
                                                      --------      --------
                                                      $412,577       382,083
                                                      ========      ========
Liabilities:
    Notes and other debts payable                     $286,845       271,314
    Other                                               23,043        20,292
                                                      --------      --------
                                                      $309,888       291,606
                                                      ========      ========

(7)      SUMMARY OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

During the first quarter of 1997, the Company acquired certain land held for development for $7.8 million. Of this amount, $2.0 million was paid in cash and the balance of $5.8 million was financed by the seller. During the first quarter of 1996, the Company acquired commercial mortgage-backed securities for $37.8 million. Of this amount, $26.7 million was paid in cash and the balance of $11.1 million was financed by the sellers. Also in 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

(8)      RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, MATERIAL AND LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1996 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

OVERVIEW
Net earnings for the three months ended February 28, 1997 were $19.4 million, compared to $17.2 million for the same period in 1996. The increase in 1997 was due to higher operating earnings from the Homebuilding, Investment and Financial Services Divisions which were partially offset by higher interest expense and corporate general and administrative expenses.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

(DOLLARS IN THOUSANDS, EXCEPT                          THREE MONTHS ENDED
AVERAGE SALES PRICES)                              FEBRUARY 28,   FEBRUARY 29,
                                                       1997           1996
REVENUES:                                          ------------   ------------
Sales of homes                                       $196,949       169,396
Other                                                  10,898         5,486
                                                     --------      --------
   Total revenues                                     207,847       174,882

COSTS AND EXPENSES:
Cost of homes sold                                    161,041       138,135
Cost of other revenues                                  4,967         2,756
Selling, general and administrative                    27,617        20,033
                                                     --------      --------
   Total costs and expenses                           193,625       160,924
                                                     --------      --------
OPERATING EARNINGS                                   $ 14,222        13,958
                                                     ========      ========

Gross profit - home sales                            $ 35,908        31,261
Gross profit percentage                                  18.2%         18.5%
S,G&A as a percentage of homebuilding revenues           13.3%         11.5%
Average sales price                                  $156,700       144,000
                                                     ========       =======

SUMMARY OF HOME AND BACKLOG DATA

                                             THREE MONTHS ENDED
                                          FEBRUARY 28,  FEBRUARY 29,
                                              1997         1996
DELIVERIES                                ------------  ------------
Florida                                         612           760
Arizona                                         142           126
Texas                                           471           290
California                                       32          --
                                           --------      --------
                                              1,257         1,176
                                           ========      ========
NEW ORDERS
Florida                                         780           832
Arizona                                         147           185
Texas                                           437           428
California                                       91          --
                                           --------      --------
                                              1,455         1,445
                                           ========      ========
BACKLOG - HOMES
Florida                                       1,373         1,389
Arizona                                         252           361
Texas                                           404           524
California                                       98          --
                                           --------      --------
                                              2,127         2,274
                                           --------      --------
BACKLOG - DOLLAR VALUE (in thousands)      $350,616       336,755
                                           ========      ========


Homebuilding revenues in the three-month period ended February 28, 1997 were $207.8 million, compared to $174.9 million during the same period of 1996. Homebuilding revenues were higher in the first quarter of 1997 due to a higher number of home deliveries and an increase in the average sales price. New home deliveries for the 1997 three-month period were 1,257, compared to 1,176 for the same period of 1996. The average sales price of a home delivered during the three-month period ended February 28, 1997 was $156,700, compared to $144,000 for the corresponding period of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher-priced homes and price increases for existing products.

The gross profit percentage from the sales of homes was 18.2% in the first quarter of 1997, compared to 18.5% in the corresponding period of last year. This decrease was primarily attributable to start-up costs related to the division's expansion into California. Start-up costs, including field supervisory salaries and construction overhead, are expensed as incurred.

Selling, general and administrative expenses in the Homebuilding Division were $27.6 million and $20.0 million, respectively, in the three months ended February 28, 1997 and during the same period of 1996. The higher level of expenses in 1997 was attributable to additional expenses associated with the increased sales revenues, additional expenses resulting from start-up costs in California, as well as additional expenses associated with new communities in the Company's other markets. As a result of these factors, selling, general and administrative expenses as a percentage of total homebuilding revenues increased from 11.5% in the first quarter of 1996 to 13.3% in the first quarter of 1997. Increased revenues from California, in the second half of the year, should result in a selling, general and administrative percentage which is more consistent with 1996 levels.

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                                     THREE MONTHS ENDED
                                                FEBRUARY 28,    FEBRUARY 29,
(IN THOUSANDS)                                      1997            1996
                                                ------------    ------------
REVENUES
Rental income                                    $14,616           13,412
Equity in earnings of partnerships                 8,860            9,174
Management fees                                    4,284            4,330
Sales of other real estate                         7,653            2,109
Other                                              4,298            2,536
                                                 -------          -------
     Total revenues                               39,711           31,561
COST OF SALES AND EXPENSES                        21,101           15,391
                                                 -------          -------
OPERATING EARNINGS                               $18,610           16,170
                                                 =======          =======

Investment Division revenues increased to $39.7 million in the first quarter of 1997, compared to $31.6 million in the same period of 1996. Operating earnings from the Investment Division increased to $18.6 million in the first three months of fiscal 1997 from $16.2 million in the corresponding period of 1996. The increase in revenues and operating earnings was mainly attributable to increases in sales of other real estate and other revenues generated as a result of the division's increased investment in commercial mortgage-backed securities. Equity in earnings of partnerships and management fees were down slightly in the first quarter of 1997 when compared to the first quarter of 1996. A significant portion of partnership earnings and management fees are derived from loan payoffs and asset sales which can vary substantially from period to period.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                        THREE MONTHS ENDED
                                                    FEBRUARY 28,    FEBRUARY 29,
(DOLLARS IN THOUSANDS)                                  1997            1996
                                                    ------------    ------------
REVENUES                                             $   23,288           18,362
COSTS AND EXPENSES                                       14,225           11,428
INTERCOMPANY INTEREST EXPENSE                                16              140
                                                     ----------       ----------
OPERATING EARNINGS                                   $    9,047            6,794
                                                     ----------       ----------
Dollar volume of mortgages originated                $   67,819          153,868
                                                     ----------       ----------
Number of mortgages originated                              597            1,305
                                                     ----------       ----------
Principal balance of servicing portfolio             $3,236,862        3,362,332
                                                     ----------       ----------
Number of loans serviced                                 41,400           43,720
                                                     ==========       ==========

Operating earnings of the Financial Services Division increased to $9.0 million in the first quarter of 1997, compared to $6.8 million in the same period of last year. This increase was primarily attributable to $1.2 million in operating earnings from the division's investment in commercial mortgage-backed securities and commercial loans and $.5 million from the implementation of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights". Mortgage loan originations were lower for the first quarter of 1997, when compared to the same period in 1996, due to a decrease in the division's involvement in the less profitable wholesale loan origination business.

INTEREST EXPENSE
Interest expense during the three-month period ended February 28, 1997 was $6.7 million, compared to $5.9 million in the corresponding period of the prior year. The increase in interest expense was the result of higher debt levels. Previously capitalized interest charged to expense during the first quarters of 1997 and 1996 was $3.8 million and $4.1 million, respectively.

(2)  MATERIAL CHANGES IN FINANCIAL CONDITION.

During the three months ended February 28, 1997, $54.0 million in cash was used by the Company's operations, compared to $3.9 million provided during the corresponding period of the prior year. The Company's primary use of cash was $47.8 million to increase inventories through land purchases, land development and construction. In addition, $16.0 million was used to decrease accounts payable and other liabilities. These uses of cash were partially offset by $19.4 million provided by net earnings and $16.7 million provided by the decrease in receivables.

In the fiscal 1996 period, sources of cash flow consisted primarily of net earnings and a $25.5 million decrease in loans held for sale or disposition by the Company's Financial Services Division. These sources of cash were partially offset by the use of $15.3 million to increase inventories.

Cash used in investing activities was $19.9 million in the first quarter of 1997, compared to $124.1 million in the first quarter of 1996. During the 1997 quarter, $47.5 million was used to purchase investment securities (commercial mortgage-backed securities) by both the Investment and Financial Services Divisions and $11.0 million was used to acquire operating properties. These uses of cash were partially offset by $21.2 million of cash provided by the Company's investments in partnerships and $9.7 million of sales and principal payments provided by the Company's portfolio of investment securities. In the 1996 period, the primary uses of cash were $108.5 million for the acquisition of the assets and operations of Friendswood Development Company, $11.8 million for the acquisition of operating properties and $26.7 million for the purchase of investment securities (commercial mortgage-backed securities) by both the Investment and Financial Services Divisions. These uses of cash were partially offset by $15.4 million of cash provided by the Company's investments in partnerships.

At February 28, 1997, the Company had an unsecured revolving credit agreement with a five-year commitment of $450.0 million. Certain Financial Services Division subsidiaries are co-borrowers under this facility and at February 28, 1997 their borrowings under this agreement amounted to $77.0 million. The total amount outstanding under the Company's revolving credit agreement at February 28, 1997 was $356.1 million.

PART II    OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The following matters were resolved by vote at the April 8, 1997 annual meeting of stockholders of Lennar Corporation:

                 The following members of the Board of Directors were re-elected to hold office until 2000:

                 Robert B. Cole
                 Arnold P. Rosen

                 Other directors whose term of office continued after the meeting:

                 Charles I. Babcock, Jr.
                 Irving Bolotin
                 Leonard Miller
                 Stuart A. Miller
                 Steven J. Saiontz

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

                                                   LENNAR CORPORATION
                                               ----------------------------
                                                      (Registrant)

Date:  APRIL 11, 1997                          /s/   ALLAN J. PEKOR
       --------------                          ----------------------------
                                                     Allan J. Pekor
                                                Financial Vice President

                                                 Chief Financial Officer

Date:  APRIL 11, 1997                          /s/  JAMES T. TIMMONS
       --------------                          ---------------------------
                                                    James T. Timmons
                                                       Controller
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                    SEQUENTIALLY
EXHIBIT                                                NUMBERED
NUMBER        DESCRIPTION                               PAGE
-------       -----------                           ------------

27            Financial Data Schedule