Form 10-Q
period 1997-05-31
LENNAR CORP
filed 1997-07-15
CIK 58696

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

For the quarterly period ended  MAY 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO ___

Common shares outstanding as of the end of the current fiscal quarter:

         Common                                  26,060,775
         Class B Common                           9,966,631
================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                                            (Unaudited)
                                                                                              May 31,        November 30,
                                                                                               1997              1996
-------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                     $       15,828            12,960
         Receivables, net                                                                      52,189            62,158
         Inventories:
           Construction in progress and model homes                                           322,096           259,747
           Land held for development                                                          516,081           440,136
                                                                                       ---------------------------------
              Total inventories                                                               838,177           699,883
         Land held for investment                                                              60,102            63,615
         Operating properties and equipment, net                                              238,435           221,312
         Investments in and advances to partnerships                                          123,567           139,578
         Other assets                                                                         163,354           124,539
     Financial services assets                                                                379,163           382,083
------------------------------------------------------------------------------------------------------------------------
              Total assets - homebuilding, investment and financial services                1,870,815         1,706,128
------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                  55,022            59,898
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,925,837         1,766,026
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and other liabilities                                         $      180,492           186,735
        Income taxes payable                                                                   16,961            26,045
        Mortgage notes and other debts payable                                                669,408           509,672
     Financial services liabilities                                                           264,202           291,606
------------------------------------------------------------------------------------------------------------------------
              Total liabilities - homebuilding, investment and financial services           1,131,063         1,014,058
------------------------------------------------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 52,257            56,512
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Common stock                                                                               2,606             2,594
     Class B common stock                                                                         997               999
     Additional paid-in capital                                                               173,126           171,618
     Retained earnings                                                                        552,027           512,345
     Unrealized gain on securities available-for-sale, net                                     13,761             7,900
------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                      742,517           695,456
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    1,925,837         1,766,026
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                                            May 31,                          May 31,
                                                                    1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                              $     247,424         202,220            455,271        377,102
    Investment                                                       38,726          33,510             78,437         65,071
    Financial services                                               23,116          20,913             46,404         39,275
    Limited-purpose finance subsidiaries                              1,384           1,610              2,704          3,329
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                               310,650         258,253            582,816        484,777
-------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                                    229,066         186,737            422,691        347,661
    Investment                                                       20,333          15,722             41,434         31,113
    Financial services                                               11,770          13,665             25,995         25,093
    Limited-purpose finance subsidiaries                              1,390           1,629              2,704          3,345
    Corporate general and administrative                              3,255           3,010              6,610          5,980
    Interest                                                          8,764           7,501             15,462         13,395
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                     274,578         228,264            514,896        426,587
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                         36,072          29,989             67,920         58,190
INCOME TAXES                                                         14,068          11,696             26,489         22,694
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                  $      22,004          18,293             41,431         35,496
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING                                           36,319          36,220             36,300         36,213
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                        $         .61             .51               1.14            .98
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                               $        .025            .025                .05            .05
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                       $       .0225           .0225               .045           .045
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                            Six Months Ended
                                                                                                                May 31,
                                                                                                        1997               1996
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                              $       41,431            35,496
       Adjustments to reconcile net earnings to net cash used in operating activities:
         Depreciation and amortization                                                                   4,124             6,178
         Equity in earnings of partnerships                                                            (21,238)          (24,471)
         Gains on sales of other real estate and investment securities                                  (9,379)           (2,532)
         Changes in assets and liabilities, net of effect of acquisition:
            Decrease (increase) in receivables                                                          12,178            (4,401)
            Increase in inventories                                                                   (118,889)          (45,818)
            (Increase) decrease in financial services' loans held for sale or disposition                 (145)           14,718
            Decrease in accounts payable and accrued liabilities                                           (67)           (4,985)
            Decrease in income taxes currently payable                                                  (9,084)           (9,089)
         Other, net                                                                                     (3,107)            1,076
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                                      (104,176)          (33,828)
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Operating properties and equipment:
           Additions                                                                                   (30,389)          (13,401)
           Sales                                                                                        12,496             3,475
      Sales of land held for investment                                                                  4,713             4,242
      Decrease in investments in and advances to partnerships                                           40,568             4,610
      Increase in financial services' loans held for investment                                           (910)           (6,270)
      Purchase of investment securities                                                               (102,034)          (73,119)
      Receipts from investment securities                                                              121,165            42,137
      Acquisition of business                                                                              -            (110,505)
      Other, net                                                                                        (1,143)            1,957
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                                          44,466          (146,874)
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit agreement                                                   58,800           220,200
      Net repayments under financial services' short-term debt                                         (10,040)           (1,707)
      Mortgage notes and other debts payable:
         Proceeds from borrowings                                                                      124,513            51,467
         Principal payments                                                                            (99,534)          (96,912)
      Limited-purpose finance subsidiaries:
         Principal reduction of mortgage loans and other receivables                                     5,080             8,487
         Principal reduction of bonds and notes payable                                                 (4,991)           (8,188)
      Common stock:
         Issuance                                                                                        1,518               724
         Dividends                                                                                      (1,749)           (1,745)
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                                    73,597           172,326
   ------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                                              13,887            (8,376)
      Cash and cash equivalents at beginning of period                                                  26,520            30,243
   ------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                                                $       40,407            21,867
   ------------------------------------------------------------------------------------------------------------------------------
   Summary of cash and cash equivalent balances:
      Homebuilding and investment                                                               $       15,828            10,206
      Financial services                                                                                24,579            11,661
   ------------------------------------------------------------------------------------------------------------------------------
                                                                                                $       40,407            21,867
   ------------------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
      Cash paid for interest, net of amounts capitalized                                        $       17,051            15,138
      Cash paid for income taxes                                                                $       43,437            36,369
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

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and its subsidiaries. These companies provide mortgage financing and arrange title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential and commercial mortgage loans and mortgage-backed securities and perform mortgage loan servicing activities. This division also invests in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities.

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

(4)      ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for financial statements for periods ending after December 15, 1997. Earlier adoption is not permitted. This statement changes the method in which earnings per share will be determined. Adoption of this statement by the Company is not expected to have a material impact on earnings per share.

(5)      RESTRICTED CASH

Cash includes restricted deposits of $2.2 million and $2.5 million as of May 31, 1997 and November 30, 1996, respectively. These balances are comprised primarily of escrow deposits held related to sales of homes and security deposits from tenants of commercial and apartment properties.

(6)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                         (Unaudited)
                                                                           May 31,      November 30,
           (IN THOUSANDS)                                                   1997            1996
           -----------------------------------------------------------------------------------------
           Assets:
               Investment securities available-for-sale              $      183,464          193,869
               Loans held for sale or disposition, net                      125,392          127,606
               Loans and mortgage-backed securities
                  held for investment, net                                   21,981           21,323
               Investments in and advances to partnerships                    8,695           11,428
               Cash and receivables, net                                     31,035           22,224
               Other                                                          8,596            5,633
           -----------------------------------------------------------------------------------------
                                                                     $      379,163          382,083
           -----------------------------------------------------------------------------------------
           Liabilities:
               Notes and other debts payable                         $      238,070          271,314
               Other                                                         26,132           20,292
           -----------------------------------------------------------------------------------------
                                                                     $      264,202          291,606
           -----------------------------------------------------------------------------------------

(7)      SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended May 31, 1997, the Company acquired certain land held for development for $35.9 million. Of this amount, $10.6 million was paid in cash and the balance of $25.3 million was financed by the sellers. Also in 1997, the Company acquired commercial mortgage-backed securities for $129.4 million. Of this amount, $102.0 million was paid in cash and the balance of $27.4 million was financed by the sellers.

During the same period of 1996, the Company acquired commercial mortgage-backed securities for $84.2 million. Of this amount, $73.1 million was paid in cash and the balance of $11.1 million was financed by the sellers. Also in 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

(8)      RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

(9) PENDING DISTRIBUTION OF COMMERCIAL REAL ESTATE INVESTMENT AND MANAGEMENT BUSINESS

On June 10, 1997, the Company's Board of Directors approved a plan to restructure its operations by splitting into two companies: (i) the continuing Lennar Corporation, which will engage in the homebuilding business and related services and the residential portion of the Financial Services Division and (ii) a newly formed entity which will engage in the commercial real estate investment and management business previously conducted by the Company and the portion of the Financial Services Division involved in commercial mortgages and commercial mortgage-backed securities. The spin-off will be conducted pursuant to a separation and distribution agreement that will provide that for each existing share of Lennar Corporation stock, the shareholders will receive one share of common stock or Class B common stock.

Consummation of the spin-off is subject to satisfaction of certain conditions, including the receipt of a ruling from the Internal Revenue Service to the effect that the spin-off will not result in taxes to the Company or its shareholders.

Following the spin-off transaction, subsidiaries of Lennar and the newly formed entity will form a general partnership (the "Land Partnership") to acquire, develop and sell land. The Company and the newly formed entity will contribute properties to the Land Partnership in exchange for 50% general partnership interests in the Land Partnership. Pursuant to a management agreement, a subsidiary of Lennar Corporation will manage the day-to-day operations of the Land Partnership and will receive a management fee. The partnership agreement for the Land Partnership will permit the Company and the newly formed entity to
(i) engage in business activities which conflict with or are in direct competition with the Land Partnership and (ii) acquire properties from, or sell properties to, the Land Partnership. The Company will have options to purchase a portion of the assets originally contributed to the Land Partnership and may be granted options to purchase all or portions of properties which subsequently are acquired by the Land Partnership.

(10)     PENDING MERGER WITH PACIFIC GREYSTONE CORPORATION

On June 10, 1997, the Company's Board of Directors approved a plan to acquire Pacific Greystone Corporation ("Greystone") through a merger in which the shareholders of the Company will receive one share of common stock or Class B common stock of the corporation which survives the merger for each share of common stock or Class B common stock of the Company held by them and the shareholders of Greystone will receive 1.138 shares of common stock of the surviving corporation for each currently outstanding share of Greystone common stock. This merger will result in Lennar shareholders owning approximately 68% of the surviving corporation and Greystone shareholders owning the remaining 32% of that corporation. The merger will take place after the distribution of the stock of the newly formed company to which Lennar is transferring its real estate investment and management business (Note 9) and the Greystone shareholders will not receive any interest in that company. The distribution of Lennar's real estate investment and management business is conditioned upon receipt of a ruling from the Internal Revenue Service that the distribution will not result in taxes to either Lennar or its shareholders. The merger is conditioned upon the distribution taking place.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, MATERIAL PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1996 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RECENT DEVELOPMENTS - PENDING DISTRIBUTION AND MERGER

On June 10, 1997, the Company's Board of Directors approved a plan to restructure its operations by splitting into two companies: (i) the continuing Lennar Corporation, which will engage in the homebuilding business and related services and the residential portion of the Financial Services Division and (ii) a newly formed entity which will engage in the commercial real estate investment and management business previously conducted by the Company and the portion of the Financial Services Division involved in commercial mortgages and commercial mortgage-backed securities. The spin-off will be conducted pursuant to a separation and distribution agreement that will provide that for each existing share of Lennar Corporation stock, the shareholders will receive one share of common stock or Class B common stock.

Consummation of the spin-off is subject to satisfaction of certain conditions, including the receipt of a ruling from the Internal Revenue Service to the effect that the spin-off will not result in taxes to the Company or its shareholders.

Following the spin-off transaction, subsidiaries of Lennar and the newly formed entity will form a general partnership (the "Land Partnership") to acquire, develop and sell land. The Company and the newly formed entity will contribute properties to the Land Partnership in exchange for 50% general partnership interests in the Land Partnership. Pursuant to a management agreement, a subsidiary of Lennar Corporation will manage the day-to-day operations of the Land Partnership and will receive a management fee. The partnership agreement for the Land Partnership will permit the Company and the newly formed entity to
(i) engage in business activities which conflict with or are in direct competition with the Land Partnership and (ii) acquire properties from, or sell properties to, the Land Partnership. The Company will have options to purchase a portion of the assets originally contributed to the Land Partnership and may be granted options to purchase all or portions of properties which subsequently are acquired by the Land Partnership.

On June 10, 1997, the Company's Board of Directors also approved a plan to acquire Pacific Greystone Corporation ("Greystone") through a merger in which the shareholders of the Company will receive one share of common stock or Class B common stock of the corporation which survives the merger for each share of common stock or Class B common stock of the Company held by them and the shareholders of Greystone will receive 1.138 shares of common stock of the surviving corporation for each currently outstanding share of Greystone common stock. This merger will result in Lennar shareholders owning approximately 68% of the surviving corporation and Greystone shareholders owning the remaining 32% of that corporation. The merger will take place after the distribution of the stock of the newly formed company to which Lennar is transferring its real estate investment and management business and the Greystone shareholders will not receive any interest in that company. The distribution of Lennar's real estate investment and management business is conditioned upon receipt of a ruling from the Internal Revenue Service that the distribution will not result in taxes to either Lennar or its shareholders. The merger is conditioned upon the distribution taking place.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

Net earnings were $22.0 million and $41.4 million, respectively, for the three-month and six-month periods ended May 31, 1997, compared to $18.3 million and $35.5 million, respectively, for the same periods in 1996. All three of the Company's divisions, Homebuilding, Investment and Financial Services, experienced increases in operating earnings in the 1997 quarterly and six-month periods. These increases were partially offset by higher interest expense and higher corporate general and administrative expenses.

HOMEBUILDING

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                 Three Months Ended           Six Months Ended
(DOLLARS IN THOUSANDS, EXCEPT                         May 31,                      May 31,
AVERAGE SALES PRICES)                            1997          1996          1997          1996
--------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                             $    221,356       191,745       418,305       361,141
Other                                            26,068        10,475        36,966        15,961
--------------------------------------------------------------------------------------------------
   Total revenues                               247,424       202,220       455,271       377,102

COSTS AND EXPENSES:
Cost of homes sold                              179,640       156,739       340,681       294,874
Cost of other revenues                           19,499         6,208        24,466         8,964
Selling, general and administrative              29,927        23,790        57,544        43,823
--------------------------------------------------------------------------------------------------
   Total costs and expenses                     229,066       186,737       422,691       347,661
--------------------------------------------------------------------------------------------------
OPERATING EARNINGS                         $     18,358        15,483        32,580        29,441
--------------------------------------------------------------------------------------------------
Gross profit - home sales                  $     41,716        35,006        77,624        66,267
Gross profit percentage                           18.8%         18.3%         18.6%         18.3%
S,G&A as a percentage of total
    homebuilding revenues                         12.1%         11.8%         12.6%         11.6%
Average sales price                        $    157,700  $    141,500       157,200       142,700
--------------------------------------------------------------------------------------------------

   SUMMARY OF HOME AND BACKLOG DATA

                                                  Three Months Ended          Six Months Ended
                                                       May 31,                     May 31,
   DELIVERIES                                    1997          1996          1997          1996
   --------------------------------------------------------------------------------------------------
   Florida                                         759           727         1,371         1,487
   Arizona                                         150           190           292           316
   Texas                                           427           438           898           728
   California                                       68            -            100            -
   --------------------------------------------------------------------------------------------------
                                                 1,404         1,355         2,661         2,531
   ==================================================================================================

   NEW ORDERS
   --------------------------------------------------------------------------------------------------
   Florida                                       1,057           989         1,837         1,821
   Arizona                                         155           219           302           404
   Texas                                           662           593         1,099         1,021
   California                                      225             -           316            -
   --------------------------------------------------------------------------------------------------
                                                 2,099         1,801         3,554         3,246
   ==================================================================================================

   BACKLOG - HOMES
   --------------------------------------------------------------------------------------------------
   Florida                                                                   1,671         1,651
   Arizona                                                                     257           390
   Texas                                                                       639           679
   California                                                                  255            -
   --------------------------------------------------------------------------------------------------
                                                                             2,822         2,720
   --------------------------------------------------------------------------------------------------
   BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                  $500,456       428,144
   ==================================================================================================

Homebuilding revenues in the three-month and six-month periods ended May 31, 1997 were $247.4 million and $455.3 million, respectively, compared to $202.2 million and $377.1 million, respectively, for the same periods in 1996. Homebuilding revenues were higher in both of the 1997 periods due to a higher number of home deliveries and an increase in the average sales price. New home deliveries for the 1997 three-month and six-month periods were 1,404 and 2,661, respectively, compared to 1,355 and 2,531, respectively, for the same periods of 1996. The average sales prices of homes delivered during the three-month and six-month periods ended May 31, 1997 were $157,700 and $157,200, respectively, compared to $141,500 and $142,700, respectively, in the corresponding periods of the prior year. The higher average sales price was due to a proportionately greater number of sales of higher priced homes and price increases for existing products.

Gross profit percentages from the sales of homes were 18.8% and 18.6%, respectively, in the three-month and six-month periods ending May 31, 1997, compared to 18.3% in both of the corresponding periods of the prior year. These increases were primarily attributable to improved margins in the Company's Florida market.

Other revenues in the three-month and six-month periods ended May 31, 1997 were $26.1 million and $37.0 million, respectively, compared to $10.5 million and $16.0 million, respectively, for the same periods in 1996. Revenues were higher in both of the 1997 periods primarily due to an increase in third party land sales, particularly in our California market. Gross margins from other revenues were 25.2% and 33.8%, respectively, in the three-month and six-month periods ending May 31, 1997, compared to 40.7% and 43.8%, respectively, in the same periods in 1996. Margins achieved on sales of land may vary from period to period.

Selling, general and administrative expenses increased to $29.9 million and $57.5 million for the three-month and six-month periods ended May 31, 1997, respectively, from $23.8 million and $43.8 million, respectively, for the comparable periods in 1996. The higher level of expenses in 1997 was attributable additional expenses associated with new communities, primarily in California. As a result of these factors, selling, general and administrative expenses as a percentage of total homebuilding revenues increased from 11.8% in the second quarter of 1996 to 12.1% in the second quarter of 1997 and from 11.6% for the six months ended May 31, 1996 to 12.6% for the six months ended May 31, 1997. Increased revenues from closings in California in the second half of the year should result in a selling, general and administrative expense percentage which is more consistent with 1996 levels.

At May 31, 1997, the Company had approximately $500.5 million (2,822 homes) of sales contracts in backlog, as compared to $428.1 million (2,720 homes) at the end of the same period a year ago. The increase in the backlog was attributable to an increase in new orders, including orders from our new California operations, which produced 225 sales for the quarter and 316 sales year to date.

INVESTMENT

The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                                       Three Months Ended             Six Months Ended
                                                             May 31,                       May 31,
  (DOLLARS IN THOUSANDS)                               1997         1996             1997         1996
  ---------------------------------------------------------------------------------------------------------
  REVENUES:
  Rental income                                   $    14,684      15,216             29,300      28,628
  Equity in earnings of partnerships                    4,932       6,394             13,792      15,568
  Management fees                                       2,141       5,828              6,425      10,158
  Sales of other real estate                           10,681       3,205             18,334       5,314
  Other                                                 6,288       2,867             10,586       5,403
  ---------------------------------------------------------------------------------------------------------
       Total revenues                                  38,726      33,510             78,437      65,071
  COST OF SALES AND EXPENSES                           20,333      15,722             41,434      31,113
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $    18,393      17,788             37,003      33,958
  ---------------------------------------------------------------------------------------------------------

For the three-month and six-month periods ended May 31, 1997, Investment Division revenues were $38.7 million and $78.4 million, respectively, compared to $33.5 million and $65.1 million, respectively, in the same periods of 1996. Operating earnings were $18.4 million and $37.0 million, respectively, in the second quarter and first six months of 1997, compared to $17.8 million and $34.0 million, respectively, in the corresponding periods of 1996. The increases in revenues and operating earnings for the 1997 three-month and six-month periods were primarily due to the increase in sales of other real estate and the increase in other revenues generated as a result of the division's increased investment in commercial mortgage-backed securities (including the sale of a portion of its commercial mortgage-backed securities through a re-REMIC in conjunction with the Company's Financial Services Division). The increases in revenues and operating earnings from sales of other real estate and other revenues were partially offset by decreases in equity in earnings of partnerships and management fees. A significant portion of partnership earnings and management fees are derived from loan payoffs and asset sales which can vary substantially from period to period.

FINANCIAL SERVICES

The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                        Three Months Ended             Six Months Ended
                                                              May 31,                       May 31,
  (DOLLARS IN THOUSANDS)                              1997         1996              1997           1996
  ---------------------------------------------------------------------------------------------------------
  REVENUES                                        $    23,116      20,913              46,404      39,275
  COSTS AND EXPENSES                                   11,770      13,665              25,995      25,093
  INTERCOMPANY INTEREST EXPENSE                             5          46                  21         186
  ---------------------------------------------------------------------------------------------------------
  OPERATING EARNINGS                              $    11,341       7,202              20,388      13,996
  ---------------------------------------------------------------------------------------------------------
  Dollar volume of mortgages originated           $    88,228     141,909             156,047     295,777
  ---------------------------------------------------------------------------------------------------------
  Number of mortgages originated                          792       1,296               1,389       2,601
  ---------------------------------------------------------------------------------------------------------
  Principal balance of servicing portfolio                                      $   3,184,952   3,332,331
  ---------------------------------------------------------------------------------------------------------
  Number of loans serviced                                                             40,720      43,000
  ---------------------------------------------------------------------------------------------------------

Operating earnings of the Financial Services Division were $11.3 million and $20.4 million, respectively, for the three-month and six-month periods ended May 31, 1997, compared to $7.2 million and $14.0 million, respectively, for the same periods of 1996. These increases were primarily attributable to higher operating earnings from the division's investment in commercial mortgage-backed securities (including the sale of a portion of its commercial mortgage-backed securities through a re-REMIC in conjunction with the Company's Investment Division) and increased earnings from its traditional mortgage banking and title services. Mortgage loan originations were lower for the second quarter and six-month period ended May 31, 1997 when compared to 1996 due to a decrease in the division's involvement in the less profitable wholesale loan origination business.

INTEREST EXPENSE

Interest expense relating to the Homebuilding and Investment Divisions for the three-month and six-month periods ended May 31, 1997 was $8.8 million and $15.5 million, respectively, compared to $7.5 million and $13.4 million, respectively, in the corresponding periods of the prior year. The increase in interest expense was the result of higher debt levels and an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense. Previously capitalized interest charged to interest expense during the second quarter and first six months of 1997 was $5.4 million and $9.2 million, respectively, compared to $4.5 million and $8.6 million, respectively, for the comparable periods last year. Interest expense related to the financial services operations and the limited-purpose finance subsidiaries is included in their respective costs and expenses.

(3)  MATERIAL CHANGES IN FINANCIAL CONDITION

During the six months ended May 31, 1997, $104.2 million was used in the Company's operations, compared to $33.8 million used during the corresponding period of the prior year. The primary use of cash in the first half of 1997 was $118.9 million to increase inventories through land purchases, land development and seasonal increases in construction in progress. The use of cash was partially offset by $41.4 million provided by net earnings and $12.2 million provided by a decrease in receivables.

In the fiscal 1996 period, the primary use of cash was $45.8 million to increase inventories through land purchases, land development and seasonal increases in construction in progress. The use of cash was partially offset by a $14.7 million decrease in loans held for sale or disposition by the Company's Financial Services Division.

Cash provided by investing activities was $44.5 million in the first six months of 1997, compared to $146.9 million used in the first six months of 1996. During 1997, cash was provided primarily from $121.2 million of sales and principal payments generated by the Company's portfolio of commercial mortgage-backed securities and $40.6 million provided by the Company's investments in partnerships. Cash provided by the Company's partnerships was comprised of $48.1 million of distributions from such partnerships, partially offset by $7.5 million of investments in the partnerships. These sources of cash were partially offset by $102.0 million used to purchase investment securities by both the Investment and Financial Services Divisions, and $30.4 million used to purchase operating properties and equipment.

During 1996, the use of cash was primarily due to the $110.5 million acquisition of the assets and operations of Friendswood Development Company and $73.1 million used to purchase commercial mortgage-backed securities by both the Investment and Financial Services Divisions. These uses of cash were partially offset by $42.1 million of sales and principal payments generated by the Company's portfolio of investment securities. In addition, $4.6 million of cash was provided by the Company's partnerships. This was comprised of $40.6 million of distributions from partnerships, partially offset by investment in two Southern California residential land development partnerships totaling $36.0 million.

At May 31, 1997 the Company had three unsecured revolving credit agreements: a five-year commitment of $450.0 million, a two-year commitment of $35.0 million and a one-year commitment of $40.0 million. Certain Financial Services Division subsidiaries are co-borrowers under these facilities and at May 31, 1997 their borrowings under this agreement amounted to $60.5 million. The total amount outstanding under the Company's revolving credit agreements at May 31, 1997 was $383.7 million.

The Company has commitments for $550 million of new financing at the time it distributes the shares of the company to which it is transferring its real estate investment and management business. Proceeds of this financing will be used to repay the outstanding balance under its current revolving credit facilities and to meet subsequent cash needs.

PART II      OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

                The Company has been named as a defendant in Connor v. Kaplan, Civil Action No.15738-NC in the Delaware Court of Chancery. This is an alleged class action in which a stockholder of Pacific Greystone Corporation claims that principal stockholders and the directors of Pacific Greystone breached their fiduciary obligations in connection with the proposed merger of Pacific Greystone with the Company. The allegation against the Company is that it knowingly aided and abetted breaches of fiduciary duty committed by Pacific Greystone's principal stockholder and directors, and that the proposed merger could not take place without the knowing participation of the Company.

ITEMS 2-5.      NOT APPLICABLE.

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

                                                       LENNAR CORPORATION
                                                --------------------------------
                                                          (Registrant)

Date:  JULY 14, 1997                                    CORY J. BOYDSTON
                                                --------------------------------
                                                        Cory J. Boydston
                                                    Vice President - Finance

Date:  JULY 14, 1997                                    DIANE J. BESSETTE
                                                --------------------------------
                                                        Diane J. Bessette
                                                           Controller

                                 EXHIBIT INDEX

EXHIBIT
-------
  27         Financial Data Schedule