Form 10-K405/A
period 1996-11-30
LENNAR CORP
filed 1997-09-26
CIK 58696

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

                                            LENNAR CORPORATION


Leonard Miller                              /s/      LEONARD MILLER
Chairman of the Board                       ----------------------------------
                                            Date:  September 9, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Principal Executive Officer:


Stuart A. Miller                            /s/      STUART A. MILLER
Director and President                      ----------------------------------
                                            Date:  September 9, 1997


             Principal Financial Officer:


Cory J. Boydston                            /s/      CORY J. BOYDSTON
Vice President-Finance                      ----------------------------------
                                            Date:  September 9, 1997


             Principal Accounting Officer:


Diane J. Bessette                           /s/      DIANE J. BESSETTE
Controller                                  ----------------------------------
                                            Date:  September 9, 1997


             Directors:


Charles I. Babcock, Jr.                     /s/      CHARLES I. BABCOCK, JR.
                                            ----------------------------------
                                            Date:  September 9, 1997

Irving Bolotin                              /s/      IRVING BOLOTIN
                                            ----------------------------------
                                            Date:  September 9, 1997

Arnold P. Rosen
                                            ----------------------------------
                                            Date:

Steven J. Saiontz                           /s/      STEVEN J. SAIONTZ
                                            ----------------------------------
                                            Date:  September 9, 1997

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lennar Corporation:

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 1996 and 1995 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries at November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective December 1, 1993, the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and its method of evaluating purchased mortgage servicing rights for impairment. As discussed in Note 1 to the consolidated financial statements, effective December 1, 1994, the Company changed its method of accounting for its investments in debt securities to conform with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


/s/ DELOITTE & TOUCHE LLP

Miami, Florida
January 16, 1997


--------------------------------------------------------------------------------

REPORT OF MANAGEMENT

The accompanying consolidated financial statements are the responsibility of management. The statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. Management relies on internal accounting controls, among other things, to produce records suitable for the preparation of financial statements. The Company employs internal auditors whose work includes evaluating and resting internal accounting controls.

The responsibility of our independent auditors for the financial statements is limited to their expressed opinion on the fairness of the consolidated financial statements taken as a whole. Their examination is performed in accordance with generally accepted auditing standards which include tests of our accounting records and internal accounting controls and evaluation of estimates and judgments used to prepare the financial statements.

An Audit Committee of outside members of the Board of Directors periodically meets with management, the external auditors and internal auditors to evaluate the scope of auditing activities and review results. Both the external and internal auditors have full and free access to the Committee, without management present, to discuss any appropriate matters.

/s/ ALLAN J. PEKOR                       /s/ JAMES T. TIMMONS

Allan j. Pekor                           James T. Timmons
Financial Vice President                 Controller

CONSOLIDATED BALANCE SHEETS

Lennar Corporation and Subsidiaries
November 30, 1996 and 1995

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1996         1995
------------------------------------------------------------------------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment assets:
    Cash and cash equivalents                          $   12,960       21,870
    Receivables, net                                       62,158       70,202
    Inventories:
      Construction in progress and model homes            259,747      199,774
      Land held for development                           440,136      304,630
                                                       -----------------------
        Total inventories                                 699,883      504,404

    Land held for investment                               63,615       72,976
    Operating properties and equipment, net               221,312      189,341
    Investments in and advances to partnerships           139,578      114,240
    Other assets                                          124,539       40,792
  Financial services assets                               382,083      353,809
------------------------------------------------------------------------------
        Total assets - homebuilding, investment and
         financial services                             1,706,128    1,367,634
------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL
 FOR BONDS AND NOTES PAYABLE                               59,898       74,728
------------------------------------------------------------------------------
                                                       $1,766,026    1,442,362
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
  Homebuilding and investment liabilities:
    Accounts payable and other liabilities             $  186,735      129,274
    Income taxes:
      Currently payable                                    26,045       12,219
      Deferred                                                -         42,611
    Mortgage notes and other debts payable                509,672      336,633
  Financial services liabilities                          291,606      243,191
------------------------------------------------------------------------------
        Total liabilities - homebuilding, investment
         and financial services                         1,014,058      763,928
------------------------------------------------------------------------------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND
 NOTES PAYABLE                                             56,512       70,640
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock of $.10 par value per share
    Authorized 100,000 shares; issued and outstanding:
    1996 - 25,943; 1995 - 25,878                            2,594        2,588
  Class B common stock of $.10 par value per share
    Authorized 30,000 shares; issued and outstanding:
    1996 - 9,985; 1995 - 9,986                                999          999
  Additional paid-in capital                              171,618      170,586
  Retained earnings                                       512,345      427,851
  Unrealized gain on securities available-for-sale, net     7,900        5,770
------------------------------------------------------------------------------
        Total stockholders' equity                        695,456      607,794
------------------------------------------------------------------------------
                                                       $1,766,026    1,442,362
==============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Lennar Corporation and Subsidiaries
Years Ended November 30, 1996, 1995 and 1994

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1996        1995        1994
-------------------------------------------------------------------------------
REVENUES:
  Homebuilding                               $  952,648     665,510     647,750
  Investment                                    139,500     139,482     106,343
  Financial services                             82,577      57,787      54,348
  Limited-purpose finance subsidiaries            6,436       7,689       9,485
-------------------------------------------------------------------------------
      Total revenues                          1,181,161     870,468     817,926
-------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Homebuilding                                  861,582     606,980     577,105
  Investment                                     71,548      71,794      54,439
  Financial services                             53,924      38,774      39,504
  Limited-purpose finance subsidiaries            6,439       7,687       9,441
  Corporate general and administrative           12,396      10,523      10,309
  Interest                                       31,033      19,255      15,382
-------------------------------------------------------------------------------
      Total costs and expenses                1,036,922     755,013     706,180
-------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES     144,239     115,455     111,746
INCOME TAXES                                     56,253      45,028      43,581
-------------------------------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                        87,986      70,427      68,165
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES FOR:
  Income taxes                                      -          -          4,745
  Purchased mortgage servicing rights               -          -         (3,784)
-------------------------------------------------------------------------------
NET EARNINGS                                 $   87,986      70,427      69,126
===============================================================================
NET EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                     $     2.43        1.95        1.89
  CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                            -           -           .03
-------------------------------------------------------------------------------
NET EARNINGS PER SHARE                       $     2.43        1.95        1.92
===============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Lennar Corporation and Subsidiaries
Years Ended November 30, 1996, 1995 and 1994

(IN THOUSANDS)                                   1996        1995        1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                $  87,986      70,427      69,126
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
      Depreciation and amortization              12,039      10,274       8,396
      Equity in earnings of partnerships        (52,278)    (31,203)    (20,710)
      Gain on sales of other real estate         (4,098)    (15,776)     (9,259)
      Decrease in deferred income taxes         (16,067)     (8,185)     (9,324)
      Changes in assets and liabilities, net
       of effects from acquisitions and
       accounting changes:
        Increase in receivables                 (17,936)    (17,009)     (7,861)
        Increase in inventories                 (62,015)    (35,581)    (36,932)
        Decrease in financial services' loans
         held for sale or disposition            21,476          30     119,071
        Increase (decrease) in accounts
         payable and other liabilities           29,158      13,310     (15,415)
        Increase in income taxes currently
         payable                                 13,826       2,014       5,678
      Other, net                                     89      (1,432)       (961)
-------------------------------------------------------------------------------
          Net cash provided by (used in)
           operating activities                  12,180     (13,131)    101,809
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Operating properties and equipment:
    Additions                                   (26,310)    (10,053)    (55,125)
    Sales                                        10,840      21,813      20,007
  Sales of land held for investment              11,515      16,365       1,530
  Decrease (increase) in investments in and
   advances to partnerships                      42,812      (3,701)    (43,639)
  Increase in financial services' loans held
   for investment                                (6,970)     (7,416)     (6,704)
  Purchase of investment securities            (119,525)    (57,450)    (46,884)
  Receipts from investment securities            48,059      16,279       3,994
  Acquisitions of businesses                   (133,792)        -           -
  Other, net                                     (2,054)     (7,082)      2,631
-------------------------------------------------------------------------------
          Net cash used in investing
           activities                          (175,425)    (31,245)   (124,190)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
   credit agreement                             153,700      (4,500)     46,000
  Net repayments under financial services'
   short-term debt                              (45,058)    (11,234)   (113,447)
  Mortgage notes and other debts payable:
    Proceeds from borrowings                    162,022     159,039     116,940
    Principal payments                         (109,333)    (85,377)    (23,232)
  Limited-purpose finance subsidiaries:
    Principal reduction of mortgage loans and
     other receivables                           15,226      14,058      39,777
    Principal reduction of bonds and notes
     payable                                    (14,581)    (12,818)    (37,429)
  Common stock:
    Issuance                                      1,038         991         778
    Dividends                                    (3,492)     (3,482)     (3,289)
-------------------------------------------------------------------------------
          Net cash provided by financing
           activities                           159,522      56,677      26,098
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                     (3,723)     12,301       3,717
Cash and cash equivalents at beginning of year   30,243      17,942      14,225
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $  26,520      30,243      17,942
===============================================================================
Summary of cash and cash equivalent balances:
  Homebuilding and investment                 $  12,960      21,870      16,801
  Financial services                             13,560       8,373       1,141
-------------------------------------------------------------------------------
                                              $  26,520      30,243      17,942
===============================================================================
Supplemental disclosures of cash flow
 information:
  Cash paid for interest, net of amounts
   capitalized                                $  31,921      20,815      12,303
  Cash paid for income taxes                  $  60,329      47,028      46,443

Supplemental disclosures of non-cash investing
 and financing activities:
  Purchases of investment securities financed
   by sellers                                 $  25,619      24,162      47,016

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Lennar Corporation and Subsidiaries
Years Ended November 30, 1996, 1995 and 1994

(IN THOUSANDS)                                   1996        1995        1994
-------------------------------------------------------------------------------
COMMON STOCK:
  Beginning balance                            $  2,588       2,578       1,715
  Three-for-two stock split effected in the
   form of a 50% stock dividend                     -           -           859
  Shares issued under employee stock plans            6          10           4
-------------------------------------------------------------------------------
    Balance at November 30                        2,594       2,588       2,578
-------------------------------------------------------------------------------
CLASS B COMMON STOCK:
  Beginning balance                                 999         999         666
  Three-for-two stock split effected in the
   form of a 50% stock dividend                     -           -           333
-------------------------------------------------------------------------------
    Balance at November 30                          999         999         999
-------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Beginning balance                             170,586     169,605     170,023
  Three-for-two stock split effected in the
   form of a 50% stock dividend                     -           -        (1,192)
  Shares issued under employee stock plans        1,032         981         774
-------------------------------------------------------------------------------
    Balance at November 30                      171,618     170,586     169,605
-------------------------------------------------------------------------------
RETAINED EARNINGS:
  Beginning balance                             427,851     360,906     295,069
  Net earnings                                   87,986      70,427      69,126
  Cash dividends - common stock                  (2,593)     (2,583)     (2,448)
  Cash dividends - Class B common stock            (899)       (899)       (841)
-------------------------------------------------------------------------------
    Balance at November 30                      512,345     427,851     360,906
-------------------------------------------------------------------------------
UNREALIZED GAIN ON SECURITIES
 AVAILABLE-FOR-SALE, NET:
  Beginning balance                               5,770         -           -
  Net unrealized gains for the year               2,130       5,770         -
-------------------------------------------------------------------------------
    Balance at November 30                        7,900       5,770         -
-------------------------------------------------------------------------------
      Total stockholders' equity               $695,456     607,794     534,088
===============================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lennar Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Lennar Corporation, all wholly owned subsidiaries and partnerships in which a controlling interest is held (the "Company"). The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners. Revenues from sales of other real estate (including the sales of land and operating properties) are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

INVENTORIES

     Inventories are stated at the lower of accumulated costs or net realizable value. Net realizable value is evaluated at the community level and is defined as the estimated proceeds upon disposition less all future costs to complete and sell. Inventory adjustments to net realizable value in 1996, 1995 and 1994 were not material. Start-up costs, construction overhead and selling expenses are expensed as incurred. Homes held for sale are classified as construction in progress until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated proportionately to homes within the respective area.

INTEREST AND REAL ESTATE TAXES

     Interest and real estate taxes attributable to land, homes and operating properties are capitalized and added to the cost of those properties as long as the properties are being actively developed. Interest expense relating to financial services operations and limited-purpose finance subsidiaries is included in their respective costs and expenses. Interest related to homebuilding and investment operations, including interest costs relieved from inventories, is included in interest expense.

     During 1996, 1995 and 1994, interest costs of $50.1 million, $35.8 million and $25.0 million, respectively (excluding the limited-purpose finance subsidiaries), were incurred by the Company and $24.9 million, $23.4 million and $22.1 million, respectively, were capitalized by the Company's homebuilding and investment operations. Previously capitalized interest charged to expense in 1996, 1995 and 1994 was $20.9 million, $17.8 million and $15.4 million, respectively.

OPERATING PROPERTIES AND EQUIPMENT

     Operating properties and equipment are recorded at cost. Depreciation is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The range of estimated useful lives for operating properties is 15 to 40 years and for equipment is 2 to 10 years.

INVESTMENT SECURITIES

     Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires that debt and equity securities that have determinable fair values be classified as available-for-sale unless they are classified as held to maturity. Securities classified as held to maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair value in the balance sheet. Any unrealized holding gains or losses on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax effects, until realized.

WARRANTIES

     Warranty liabilities are not significant as the Company subcontracts virtually all segments of construction to others and its contracts call for the subcontractors to repair or replace any deficient items related to their trade. Extended warranties are offered in some communities through independent homeowner warranty insurance companies. The costs of these extended warranties are fixed to the Company and are expensed in the period the homes are delivered.

INCOME TAXES

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lennar Corporation and Subsidiaries

NET EARNINGS PER SHARE

     Net earnings per share is calculated by dividing net earnings by the weighted average number of the total of common shares, Class B common shares and common share equivalents outstanding during each year. The weighted average number of shares outstanding was 36,223,000, 36,100,000 and 36,086,000 in 1996,
1995 and 1994, respectively.

FINANCIAL SERVICES

     Mortgage loans held for sale or disposition by the Financial Services Division are recorded at the lower of cost or market, as determined on an aggregate basis. Discounts recorded on these loans are presented as a reduction of the carrying amount of the loans and are not amortized.

     This division enters into forward sales and option contracts to protect the value of loans held for sale or disposition from increases in market interest rates. Adjustments are made to these loans based on changes in the market value of these hedging contracts (see Note 14).

     When the division sells loans or mortgage-backed securities in the secondary market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans or the securities. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

     The division generally retains the servicing on the loans and mortgage-backed securities it sells and recognizes servicing fee income as those services are performed.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's land holdings and operating properties are considered long-lived assets under this pronouncement.

     In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originated mortgage servicing rights as assets by allocating total costs incurred in originating a loan between the loan and the servicing rights based on their relative fair values. Presently, the cost of originated mortgage servicing rights is included with the costs of the related loans and written off against income when the loans are sold. Also under SFAS No. 122, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value.

     These statements are effective for fiscal years beginning after December 15, 1995. The Company plans to adopt these statements in the first quarter of its fiscal year ending November 30, 1997. The actual effects of implementing these new standards are not expected to have any material affect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Entities which elect not to adopt the fair value method of accounting are required to make pro-forma disclosures of net income and earnings per share as if the fair value method were adopted. This statement is also effective for fiscal years beginning after December 15, 1995. The Company does not intend to adopt the fair value method of accounting. Accordingly, adoption of the statement in 1997 will result in the Company making pro-forma disclosures.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Servicing and Transfers of Financial Assets and Extinguishments of Liabilities". This statement supersedes SFAS No. 122 in establishing standards for resolving issues relating to the accounting for continuing involvement arising from the transfer of financial assets. Under SFAS No. 125, each time an entity undertakes an obligation to service financial assets it shall recognize a financial asset or servicing liability for that servicing contract. A servicing asset or liability shall be amortized in proportion to and over the period of estimated net servicing income or loss. A servicing asset or liability shall be assessed for impairment or increased obligation based on its fair value. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996. The actual effects of implementing this new standard is not expected to have any material affect on the Company's financial position or results of operations.

RECLASSIFICATION

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation.

2. BUSINESS SEGMENTS

     The Company has three business segments: Homebuilding, Investment and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment and are not included in the following tables.

HOMEBUILDING

     Homebuilding operations include the construction and sale of single-family and multi-family homes. These activities also include the purchase, development and sale of residential land. The following table sets forth financial information relating to the homebuilding operations:

                                             Years Ended November 30,
(IN THOUSANDS)                            1996         1995        1994
-------------------------------------------------------------------------
REVENUES:
Sales of homes                          $894,663      646,986     626,341
Other                                     57,985       18,524      21,409
-------------------------------------------------------------------------
  Total revenues                         952,648      665,510     647,750
-------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of homes sold                       723,150      523,028     498,132
Cost of other revenues                    39,131       13,948      15,769
Selling, general & administrative         99,301       70,004      63,204
-------------------------------------------------------------------------
  Total costs and expenses               861,582      606,980     577,105
-------------------------------------------------------------------------
OPERATING EARNINGS                      $ 91,066       58,530      70,645
-------------------------------------------------------------------------
IDENTIFIABLE ASSETS                     $813,472      541,266     531,330
-------------------------------------------------------------------------
DEPRECIATION AND
  AMORTIZATION                          $  3,167        1,842       1,522
-------------------------------------------------------------------------

INVESTMENT

     The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential-rental properties and land. This division also manages and participates in partnerships with financial institutions. During 1994, this division began acquiring, at a discount, the unrated portion of debt securities which are collateralized by commercial real estate loans. The following table sets forth financial information relating to the Investment Division's operations:

                                             Years Ended November 30,
(IN THOUSANDS)                            1996         1995        1994
-------------------------------------------------------------------------
REVENUES:
Rental income                           $ 56,686       49,439      43,487
Equity in earnings
 of partnerships                          36,382       30,852      20,710
Management fees                           18,229       10,274      12,390
Sales of real estate                      15,925       38,173      21,518
Other                                     12,278       10,744       8,238
-------------------------------------------------------------------------
  Total revenues                         139,500      139,482     106,343
COST OF SALES AND EXPENSES                71,548       71,794      54,439
-------------------------------------------------------------------------
OPERATING EARNINGS                      $ 67,952       67,688      51,904
-------------------------------------------------------------------------
IDENTIFIABLE ASSETS                     $461,990      453,483     411,366
-------------------------------------------------------------------------
CAPITAL EXPENDITURES                    $ 36,286        7,867      53,646
-------------------------------------------------------------------------
DEPRECIATION AND
 AMORTIZATION                           $  6,368        5,483       5,010
-------------------------------------------------------------------------

FINANCIAL SERVICES

     The Financial Services Division's activities are conducted primarily through Lennar Financial Services, Inc. and its subsidiaries. These companies arrange mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential and commercial mortgage loans and mortgage-backed securities and perform mortgage loan servicing activities. This division also invests in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's Investment Division is the special servicer and an investor in the unrated portion of those securities. The following table sets forth financial information relating to the financial services operations:

                                             Years Ended November 30,
(IN THOUSANDS)                            1996         1995        1994
-------------------------------------------------------------------------
REVENUES                                $ 82,577       57,787      54,348
COSTS AND EXPENSES                        53,924       38,774      39,504
INTERCOMPANY
 INTEREST EXPENSE*                           233        2,313       3,144
-------------------------------------------------------------------------
OPERATING EARNINGS                      $ 28,420       16,700      11,700
-------------------------------------------------------------------------
IDENTIFIABLE ASSETS                     $382,083      353,809     252,195
-------------------------------------------------------------------------
DEPRECIATION AND
 AMORTIZATION                           $  1,416        2,196       1,450
-------------------------------------------------------------------------
*Intercompany interest expense is reflected above to show interest expense on intercompany debt of the financial services operations.

3. ACQUISITIONS

     On December 29, 1995, the Company purchased the assets and operations of the residential business of Houston-based Village Builders and Friendswood Development Company, real estate subsidiaries of Exxon Corporation, for $110.5 million in cash (substantially all of which was allocated to inventories). The Company financed this transaction through borrowings under its revolving credit agreement. Revenues for 1995 would have increased to approximately $1.1 billion on an unaudited pro-forma basis if the acquisition had occurred on December 1, 1994. The pro-forma effect of the acquisition on 1996 was not considered significant since the acquisition occurred near the beginning of the year.

     During 1995, the Company acquired virtually all of the secured debt of Bramalea California, Inc. ("BCI") for approximately $50 million after BCI had filed for Chapter 11 bankruptcy protection. The Company acquired this debt, at a significant discount from its face amount, in order to convert the debt into an ownership interest when BCI was reorganized out of bankruptcy. During the third quarter of 1996, the bankruptcy plan of BCI was confirmed and the Company completed its acquisition. The total purchase price for the BCI assets (which principally consisted of inventories) was approximately $60 million, this included the $50 million paid to acquire BCI's debt and approximately $10 million of advances to BCI subsequent to the purchase of its debt. Substantially all of the purchase price was allocated to a deferred tax benefit, which will be realized as the Company disposes of the assets. BCI had no significant operations in 1995 and 1996 through the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lennar Corporation and Subsidiaries

     The acquisitions of these assets and operations have been accounted for using the purchase method of accounting.

4. ACCOUNTING CHANGES

     Effective December 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". This change in accounting principle resulted in an increase to net earnings of $4.7 million in the first quarter of 1994. The change in accounting for income taxes did not have a significant effect on the Company's results of operations.

     The first quarter of 1994 also included a charge of $3.8 million (net of income tax effect of $2.4 million) for the cumulative effect on prior years of a change in accounting for purchased mortgage servicing rights. During the first quarter of 1994, the Company changed the way in which it evaluates these assets for impairment from an undiscounted and disaggregated cash flow basis to a discounted and disaggregated cash flow basis.

5. RESTRICTED CASH

     Cash includes restricted deposits of $2.5 million and $3.1 million as of November 30, 1996 and 1995, respectively. These balances are comprised primarily of escrow deposits held related to sales of homes and security deposits from tenants of commercial and apartment properties.

6. RECEIVABLES

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
Accounts receivable                                  $47,824      24,516
Mortgages and notes receivable                        17,322      48,659
-------------------------------------------------------------------------
                                                      65,146      73,175
Allowance for doubtful accounts                       (2,387)     (2,372)
Deferred income and unamortized discounts               (601)       (601)
-------------------------------------------------------------------------
                                                     $62,158      70,202
=========================================================================

7. PARTNERSHIPS

     Summarized financial information on a combined 100% basis related to the Company's significant Homebuilding, Investment and Financial Services partnerships accounted for by the equity method follows:

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
ASSETS:
Cash                                               $   63,610      66,927
Land under development                                148,797         -
Portfolio investments                                 828,215   1,078,841
Other assets                                           40,531      22,160
-------------------------------------------------------------------------
                                                   $1,081,153   1,167,928
=========================================================================
LIABILITIES AND EQUITY:
Accounts payable and
 other liabilities                                 $   74,230      77,424
Notes and mortgages payable                           496,853     570,882
Equity of:
  The Company                                         150,785     149,174
  Others                                              359,285     370,448
-------------------------------------------------------------------------
                                                   $1,081,153   1,167,928
=========================================================================

     Portfolio investments consist primarily of mortgage loans and business loans collateralized by real property, as well as commercial properties and land held for investment or sale.

                                             Years Ended November 30,
(IN THOUSANDS)                            1996         1995        1994
-------------------------------------------------------------------------
Revenues                                $320,967      280,286     246,236
Costs and expenses                       149,215      115,269     128,784
-------------------------------------------------------------------------
Pre-tax earnings of
 partnerships                           $171,752      165,017     117,452
=========================================================================
The Company's share of
 pre-tax earnings                       $ 52,278       31,203      20,710
=========================================================================

     At November 30, 1996, the Company's equity interest in these partnerships ranged from 15% to 50%. These partnerships are involved in the acquisition and management of portfolios of real estate loans and assets, and the development of residential land. The Company shares in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receives fees for the management and disposition of the assets. In most cases, when the Company is involved in a partnership, it is through a subsidiary which is the general partner and whose only asset is its interest in the partnership. The outstanding debt of these partnerships is not guaranteed by the Company.

8. OPERATING PROPERTIES AND EQUIPMENT

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
Rental apartment properties                          $ 70,357      69,027
Office buildings                                       67,083      62,952
Retail centers                                         60,344      39,718
Hospitality                                            18,713      17,963
Community recreational facilities                      12,653       9,693
Other                                                  20,572      15,557
-------------------------------------------------------------------------
  Total land and buildings                            249,722     214,910
Furniture, fixtures and equipment                      13,098      10,615
-------------------------------------------------------------------------
  Total                                               262,820     225,525
Accumulated depreciation                              (41,508)    (36,184)
-------------------------------------------------------------------------
                                                     $221,312     189,341
=========================================================================

     The Company leases retail, office and other facilities under non-cancelable operating leases with terms in excess of twelve months. The future minimum rental revenues under these leases for the five years subsequent to November 30, 1996 are as follows (in thousands): 1997 - $21,627; 1998 -$14,321; 1999 -
$12,301; 2000 - $10,107 and 2001 - $7,842.

9. MORTGAGE NOTES AND OTHER DEBTS PAYABLE

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
Secured without recourse to the Company:
  Mortgage notes on operating properties and land
   with fixed interest rates from 6.8% to 9.5%,
   due through 2003                                  $ 24,730      25,616
Other secured debt:
  Term loan notes with floating interest rates
   (5.9% to 6.4% at November 30, 1996), secured by
   certain real estate and operating properties,
   due through 2002                                    60,000      84,960
  Mortgage notes on operating properties and land
   with interest rates from 3.7% to 10.3%, due
   through 2015                                        85,972      60,002
  Repurchase agreements with floating interest rates
   (6.4% to 6.6% at November 30, 1996), secured
   by commercial mortgage-backed securities, due
   through 1998                                        59,716       6,920
Unsecured revolving credit notes payable with
 floating interest rates                              257,900     117,225
Other notes payable with floating interest rates
 (6.2% to 8.3% at November 30, 1996), due through
 1998                                                  21,354      41,910
-------------------------------------------------------------------------
                                                     $509,672     336,633
=========================================================================

     During 1996, the Company amended its unsecured revolving credit agreement and increased the amount to $450.0 million. The term of the agreement is for five years and the agreement is with 14 banks. Certain Financial Services Division subsidiaries are co-borrowers under this facility and at November 30, 1996 and 1995, their allocated borrowings under this agreement amounted to $67.0 million and $54.0 million, respectively. The total amount outstanding under the Company's revolving credit agreement at November 30, 1996 and 1995 was $324.9 million and $171.2 million, respectively. The interest rate under this agreement was 6.4% at November 30, 1996.

     The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates (see Note 14).

     The minimum aggregate principal maturities of mortgage notes and other debts payable during the five years subsequent to November 30, 1996, are as follows (in thousands): 1997 -$53,716; 1998 - $72,119; 1999 - $2,926; 2000 -
$1,584 and 2001 - $293,243. All of the notes secured by land contain collateral release provisions for accelerated payment which may be made as necessary to maintain construction schedules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lennar Corporation and Subsidiaries

10. FINANCIAL SERVICES

     The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
ASSETS:
Loans held for sale or disposition, net              $127,606     123,842
Investment securities available-for-sale              193,869     141,832
Loans and mortgage-backed securities
    held for investment, net                           21,323      43,506
Investments in and advances to partnerships            11,428      27,301
Cash and receivables, net                              22,224      14,416
Servicing acquisition costs                             1,201       2,329
Other                                                   4,432         583
-------------------------------------------------------------------------
                                                     $382,083     353,809
=========================================================================
LIABILITIES:
Notes and other debts payable                        $271,314     228,488
Other                                                  20,292      14,703
-------------------------------------------------------------------------
                                                     $291,606     243,191
=========================================================================

     Investments in and advances to partnerships consist primarily of a 15.1% equity interest, acquired in the fourth quarter of 1995, in a partnership in which the Investment Division owns a 9.9% equity interest (see Note 7).

     The Financial Services Division finances its activities through various lines of credit, borrowings under short-term repurchase agreements or borrowings from Lennar Corporation, when on a consolidated basis the Company can minimize its cost of funds.

     A warehouse line of credit is used to fund the division's mortgage loan activities. Borrowings under this agreement were $48.3 million and $54.9 million at November 30, 1996 and 1995, respectively, and were collateralized by mortgage loans with outstanding principal balances of $53.9 million and $57.0 million, respectively, and by servicing rights to approximately $1.0 billion and $1.5 billion, respectively, of loans serviced by the Financial Services Division. There are several interest rate pricing options which fluctuate with market rates. The borrowing rate has been reduced to the extent that custodial escrow balances exceeded required compensating balance levels. The effective interest rate on this agreement at November 30, 1996 was 1.5%. The warehouse line of credit facility totaling $125.0 million expired on December 20, 1996 and was reduced to $100.0 million by the Company and extended until April 30, 1997.

     The division has two revolving lines of credit to finance certain mortgage-backed securities which provide for aggregate borrowings of $75.0 million, expiring in 1998. Borrowings under these agreements were $74.4 million and $67.4 million at November 30, 1996 and 1995, respectively, and were collateralized by mortgage-backed securities with an aggregate carrying value of $114.9 million and $101.1 million, respectively. The weighted average interest rate of these borrowings at November 30, 1996 was 6.2%.

     During 1996, the division entered into two revolving credit agreements to finance certain commercial assets which provide for borrowings of $60.0 million, expiring in 1997 and 1998. Borrowings under these agreements were $23.1 million at November 30, 1996 and were collateralized by loans held for sale and investments in and advances to partnerships with an aggregate carrying value of $33.3 million. The weighted average interest rate of these borrowings at November 30, 1996 was 6.5%.

     The division also utilizes financing arrangements to sell mortgage-backed securities under agreements to repurchase them with securities dealers in the business of providing such financing. At November 30, 1996 and 1995, repurchase agreements outstanding totaled $58.5 million and $17.2 million, respectively, and had a weighted average borrowing rate of 6.2% and 6.8%, respectively, which expire in 1998. The repurchase agreements were collateralized by mortgage-backed securities with an aggregate carrying value of $76.2 million and $22.5 million at November 30, 1996 and 1995, respectively.

     Certain subsidiaries of the Financial Services Division are co-borrowers in the Company's revolving credit agreement (see Note 9). As of November 30, 1996 and 1995, the division's allocated borrowings under this agreement amounted to $67.0 million and $54.0 million, respectively.

     Certain of the division's servicing agreements require it to pass through payments on loans even though it is unable to collect such payments and, in certain instances, be responsible for losses incurred through foreclosure. Exposure to this credit risk is minimized through geographical diversification and review of the mortgage loan servicing created or purchased. Management believes that it has provided adequate reserves for expected losses based on the net realizable value of the underlying collateral. Provisions for these losses have not been material to the Company.

11. LIMITED-PURPOSE FINANCE SUBSIDIARIES

     In prior years, limited-purpose finance subsidiaries of the Financial Services Division placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings primarily from the cash flows generated by the related pledged collateral which includes a combination of mortgage notes, mortgage-backed securities and funds held by trustee.

     At November 30, 1996 and 1995, the balances outstanding for the bonds and notes payable were $56.5 and $70.6 million, respectively. The borrowings mature in years 2013 through 2018 and carry interest rates ranging from 6.7% to 14.3%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and cannot be reasonably determined.

12. INCOME TAXES

The provisions (benefits) for income taxes consist of the following:

                                             Years Ended November 30,
(IN THOUSANDS)                            1996         1995        1994
-------------------------------------------------------------------------
Current:
  Federal                              $ 65,635       47,857      44,092
  State                                   8,604        6,787       8,337
-------------------------------------------------------------------------
                                         74,239       54,644      52,429
-------------------------------------------------------------------------
Deferred:
  Federal                               (17,591)      (9,982)     (7,443)
  State                                    (395)         366      (1,405)
-------------------------------------------------------------------------
                                        (17,986)      (9,616)     (8,848)
-------------------------------------------------------------------------
  Total expense                        $ 56,253       45,028      43,581
=========================================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences of the Company's deferred tax assets and liabilities are as follows:

                                                         November 30,
(IN THOUSANDS)                                         1996        1995
-------------------------------------------------------------------------
Deferred tax assets:
  Acquisition adjustments                           $ 51,366         -
  Reserves and accruals                               22,812      18,404
  Investment securities income                        14,629       4,193
  Investments in partnerships                         10,928      14,086
  Other                                                2,308       1,151
-------------------------------------------------------------------------
    Total deferred tax assets                        102,043      37,834
-------------------------------------------------------------------------
Deferred tax liabilities:
  Capitalized expenses                                30,393      36,818
  Deferred gains                                      20,534      16,973
  Acquisition adjustments                                -        15,154
  Installment sales                                    3,898       4,649
  Unrealized gain on securities available-for-sale     3,081       3,689
  Other                                                4,368       3,531
-------------------------------------------------------------------------
    Total deferred tax liabilities                    62,274      80,814
-------------------------------------------------------------------------
    Net deferred tax asset (liability)              $ 39,769     (42,980)
=========================================================================

     In 1996, the net deferred tax asset is included in other assets on the consolidated balance sheet.

     Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

     At November 30, 1996 and 1995, the Financial Services Division and the limited-purpose finance subsidiaries had net deferred tax assets (liabilities) of $.2 million and ($.4) million, respectively.

     A reconciliation of the statutory rate with the effective tax rate follows:

                                               % of Pre-tax Income
                                             ----------------------
                                             1996     1995     1994
-------------------------------------------------------------------
Statutory rate                               35.0     35.0     35.0
State income taxes, net of
 federal income tax benefit                   4.0      4.0      4.0
-------------------------------------------------------------------
  Effective rate                             39.0     39.0     39.0
===================================================================

13. CAPITAL STOCK

COMMON STOCK

     The Company has two classes of common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during 1996 received quarterly dividends of $.025 per share. Class B common stockholders have ten votes for each share of stock owned and during 1996 received quarterly dividends of $.0225 per share. As of November 30, 1996, Mr. Leonard Miller, Chairman of the Board and President of the Company, owned or controlled 9.9 million shares of Class B common stock, which represents approximately 79% voting control of the Company.

STOCK OPTION PLANS

     The Lennar Corporation 1980 Stock Option Plan ("1980 Plan") expired on December 8, 1990. However, under the terms of the 1980 Plan, certain options granted prior to the plan termination date were still outstanding during the periods presented. The last options granted under the 1980 Plan were exercised in November 1995.

Notes to Consolidated Financial Statements
Lennar Corporation and Subsidiaries

13. CAPITAL STOCK (CONTINUED)

The following table summarizes the status of the 1980 Plan:

                                             1996          1995          1994
-------------------------------------------------------------------------------
Option shares exercised                       -           52,650        27,600
  Option price per share exercised (range) $  -        4.33 - 6.57   4.33 - 7.09
Shares under option                           -             -           52,650
  Option price per share (range)           $  -             -        4.33 - 6.57
Shares under option - exercisable             -             -           34,650
-------------------------------------------------------------------------------

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

The following table summarizes the status of the 1991 Plan:

                                             1996          1995          1994
-------------------------------------------------------------------------------
Option shares exercised                     48,800        22,500        10,650
  Option price per share exercised
   (range)                             $6.54 - 19.67  6.54 - 14.33  7.71 - 14.37
Shares under option                       1,056,350      995,250       958,750
  Option price per share (range)       $6.54 - 26.86  6.54 - 22.55  6.54 - 22.55
Shares under option - exercisable          232,912       203,600       147,187
-------------------------------------------------------------------------------

EMPLOYEE STOCK OWNERSHIP/401(K) PLAN

     The Employee Stock Ownership/401(k) Plan ("Plan") provides shares of stock to employees who have completed one year of continuous service with the Company. All contributions for employees with five years or more of service are fully vested. The Plan was amended in 1989 to add a cash or deferred program under
Section 401(k) of the Internal Revenue Code. Under the 401(k) portion of the Plan, employees may make contributions which are invested on their behalf, and the Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company's contribution to the 401(k) portion of the Plan. This amount was (in thousands): $1,090 in 1996, $847 in 1995 and $625 in 1994. In 1996, 1995 and 1994, 20,505, 15,332 and 22,249 shares, respectively, were contributed to participants' accounts.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

     Other than as required to maintain the financial ratios and net worth requirements under the revolving credit and term loan agreements, there are no restrictions on the payment of dividends on common stock by the Company. The cash dividends paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the cash dividends paid with regard to a share of common stock in that calendar year. Furthermore, there are no agreements which restrict the payment of dividends by subsidiaries to the Company.

--------------------------------------------------------------------------------

14. FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 1996 and 1995, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, accounts receivable and accounts payable, which had fair values approximating their carrying values.

                                                         November 30,
(IN THOUSANDS)                                      1996              1995
-------------------------------------------------------------------------------
                                             CARRYING   FAIR   Carrying   Fair
                                              AMOUNT   VALUE    Amount   Value
-------------------------------------------------------------------------------
ASSETS
HOMEBUILDING AND INVESTMENT:
  Mortgages and notes receivable, net       $ 16,721   16,721   48,058   48,058
  Other assets - investment securities held
   to maturity                              $ 66,668   86,158   21,460   21,460
FINANCIAL SERVICES:
  Loans held for sale or disposition, net   $127,606  135,786  123,842  123,842
  Investment securities available-for-sale $193,869 193,869 141,832 141,832 Loans and mortgage-backed securities held
   for investment, net                      $ 21,323   22,649   43,506   47,897
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Collateral for bonds and notes payable    $ 59,898   63,186   74,728   78,932

LIABILITIES
HOMEBUILDING AND INVESTMENT:
  Mortgage notes and other debts payable $509,672 509,672 336,633 336,633 FINANCIAL SERVICES:
  Notes and other debts payable             $271,314  271,314  228,488  228,488
LIMITED-PURPOSE FINANCE SUBSIDIARIES:
  Bonds and notes payable                   $ 56,512   59,710   70,640   74,067

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
HOMEBUILDING AND INVESTMENT:
  Interest rate swap agreements             $    -       (972)     -     (3,723)
FINANCIAL SERVICES:
  Commitments to originate loans            $    -         16      -         71
  Commitments to sell loans                 $    -       (196)     -       (531)
-------------------------------------------------------------------------------

     The following methods and assumptions were used by the Company in estimating fair values:

     Mortgages and notes receivable: The fair values are based on discounting future cash flows using the current interest rates at which similar loans would be made or are estimated by the Company on the basis of financial or other information.

     Notes, mortgages notes, and other debts payable: The fair value of fixed rate borrowings is based on discounting future cash flows using the Company's incremental borrowing rate. Variable rate borrowings are tied to market indices and thereby approximate fair value.

     Investment securities, loans held for sale or disposition, loans and mortgage-backed securities held for investment, collateral for bonds and notes payable, bonds and notes payable and loan commitments: The fair values are based on quoted market prices if available. The fair values for instruments which do not have quoted market prices are estimated by the Company on the basis of financial and other information.

     Interest rate swap agreements: The fair value is based on dealer quotes and generally represents an estimate of the amount the Company would pay to terminate the agreement at the reporting date.

     The Company's investment securities available-for-sale consist of the Financial Services Division's rated commercial mortgage-backed securities and the investment securities held to maturity represent the Investment Division's unrated commercial mortgage-backed securities. These investments represent securities which are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and among property types and to the performance of significant due diligence analysis on the real estate supporting the underlying loans. In addition, the Company only invests in these securities when the Company's Investment Division is named special servicer for the entire securitization. As special servicer, the Company monitors the performance of the securitization and has the ability to impact the performance of the securitization by having the ability to resolve non-performing loans using its loan work-out and asset management expertise.


     At November 30, 1996 and 1995, the amortized cost and fair value of investment securities consisted of the following:

                                                    GROSS UNREALIZED
                                  AMORTIZED      ----------------------  FAIR
(IN THOUSANDS)                      COST         GAINS           LOSSES  VALUE
                                  ---------      -----           ------  -----

1996
Available-for-sale                $180,918       14,626          (1,675) 193,869
Held-to-maturity                  $ 66,668       19,490             --    86,158

1995
Available-for-sale                $132,373       10,630          (1,171) 141,832
Held-to-maturity                  $ 21,460          --              --    21,460

     During 1996, proceeds from the sale of available-for-sale securities amounted to $18.1 million and resulted in gross realized gains of $1.7 million. During 1995, proceeds from the sale of available-for-sale securities amounted to $11.0 million and resulted in gross realized gains of $0.5 million.


     The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lennar Corporation and Subsidiaries


interest differentials as adjustments to interest expense as the differentials occur. Counterparties to these agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated. A majority of the Company's variable rate borrowings are based on the London Interbank Offering Rate ("LIBOR") index. At November 30, 1996, Lennar had three interest rate swap agreements outstanding with a total notional amount of $200.0 million, which will mature in 2002. These agreements fixed the LIBOR index at 6.0% to 6.1%. The effect of the interest rate swap agreements on interest incurred and on the cost of borrowing was approximately $1.5 million and .18%, $.7 million and .11% and $2.3 million and .43%, for the years ended November 30, 1996, 1995 and 1994, respectively.


     As of November 30, 1996, the Financial Services Division's pipeline of loans in process totaled approximately $21.0 million. There is no exposure to credit risk in this type of commitment until the loans are funded. However, the division uses the same credit policies in the approval of the commitments as are applied to all lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrower, the total commitments do not necessarily represent future cash requirements. There is no exposure to market risk until a rate commitment is extended by the Company to a borrower. Loans in the pipeline of loans in process for which interest rates were committed to the borrower totaled approximately $15.5 million as of November 30, 1996. Substantially all of these commitments are for periods of 30 days or less.

     Mandatory mortgage-backed securities ("MBS") forward commitments are used by the Company to hedge its interest rate exposure during the period from when the Company extends an interest rate lock to a loan applicant until the time in which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by the Company by entering into agreements with investment bankers with primary dealer status and with permanent investors meeting the credit standards of the Company. At any time, the risk to the Company, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 1996, the Company had open commitments amounting to $27.9 million to sell MBS with varying settlement dates through January 23, 1997. The mortgage loan inventory and pipeline will be used to form the MBS that will fill the forward delivery contracts.

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


     The Company is subject to the usual obligations associated with entering into contracts for the purchase (including option contracts), development, and sale of real estate in the routine conduct of its business. Option contracts for the purchase of land permit the Company to acquire portions of properties when it is ready to build homes on them. The use of option contracts allows the Company to manage the financial risk of adverse market conditions associated with longer term land holdings.


     The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled approximately $110.5 million at November 30, 1996.

--------------------------------------------------------------------------------

16. QUARTERLY DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    First   Second    Third    Fourth
-----------------------------------------------------------------------------
1996
Revenues                                  $226,524  258,253  320,078  376,306
Earnings before income taxes              $ 28,201   29,989   39,155   46,894
Net earnings                              $ 17,203   18,293   23,884   28,606
Net earnings per share                    $    .48      .51      .66      .79
=============================================================================

1995
Revenues                                  $181,183  210,532  204,730  274,023
Earnings before income taxes              $ 24,602   32,257   25,761   32,835
Net earnings                              $ 15,007   19,677   15,714   20,029
Net earnings per share                    $    .42      .55      .44      .55
=============================================================================

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.