Form 10-Q
period 1997-08-31
LENNAR CORP
filed 1997-10-15
CIK 58696

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

For the quarterly period ended  AUGUST 31, 1997

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


                700 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common shares outstanding as of the end of the current fiscal quarter:

         Common              26,097,675
         Class B Common       9,966,631

================================================================================


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                                   (UNAUDITED)
                                                                                    AUGUST 31,   NOVEMBER 30,
                                                                                       1997         1996
                                                                                   ------------ ------------
ASSETS
HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment assets:
         Cash and cash equivalents                                                  $   31,103       12,960
         Receivables, net                                                               44,209       62,158
         Inventories:
           Construction in progress and model homes                                    341,544      259,747
           Land held for development                                                   505,579      440,136
                                                                                    ----------   ----------
              Total inventories                                                        847,123      699,883

         Land held for investment                                                       60,487       63,615
         Operating properties and equipment, net                                       239,065      221,312
         Investments in and advances to partnerships                                   101,380      139,578
         Other assets                                                                  203,394      124,539
     Financial services assets                                                         364,168      382,083
                                                                                    ----------   ----------
              Total assets - homebuilding, investment and financial services         1,890,929    1,706,128
                                                                                    ----------   ----------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE           52,918       59,898
                                                                                    ----------   ----------
                                                                                    $1,943,847    1,766,026
                                                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING, INVESTMENT AND FINANCIAL SERVICES:
     Homebuilding and investment liabilities:
        Accounts payable and other liabilities                                      $  193,726      186,735
        Income taxes payable                                                             7,502       26,045
        Mortgage notes and other debts payable                                         682,789      509,672
     Financial services liabilities                                                    234,082      291,606
                                                                                    ----------   ----------
              Total liabilities - homebuilding, investment and financial services    1,118,099    1,014,058
                                                                                    ----------   ----------
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                          50,225       56,512
                                                                                    ----------   ----------

STOCKHOLDERS' EQUITY:
     Common stock                                                                        2,610        2,594
     Class B common stock                                                                  997          999
     Additional paid-in capital                                                        173,711      171,618
     Retained earnings                                                                 579,431      512,345
     Unrealized gain on securities available-for-sale, net                              18,774        7,900
                                                                                    ----------   ----------
              Total stockholders' equity                                               775,523      695,456
                                                                                    ----------   ----------
                                                                                    $1,943,847    1,766,026
                                                                                    ==========   ==========


See accompanying notes to consolidated condensed financial statements.


                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                AUGUST 31,              AUGUST 31,
                                             1997        1996         1997       1996
                                           --------   --------      -------   --------
REVENUES:
    Homebuilding                           $310,115    261,312      765,386    638,414
    Investment                               31,727     32,990       98,268     95,279
    Financial services                       21,577     20,680       67,981     59,955
    Limited-purpose finance subsidiaries        928      1,661        3,632      4,990
                                           --------   --------     --------   --------
       Total revenues                       364,347    316,643      935,267    798,638
                                           --------   --------     --------   --------
COSTS AND EXPENSES:
    Homebuilding                            277,439    234,838      700,130    582,499
    Investment                               13,534     16,188       43,072     44,519
    Financial services                       12,508     13,642       38,503     38,735
    Limited-purpose finance subsidiaries        924      1,664        3,628      5,009
    Corporate general and administrative      3,655      3,321       10,265      9,301
    Interest                                  9,925      7,835       25,387     21,230
                                           --------   --------     --------   --------
       Total costs and expenses             317,985    277,488      820,985    701,293
                                           --------   --------     --------   --------
EARNINGS BEFORE INCOME TAXES                 46,362     39,155      114,282     97,345

INCOME TAXES                                 18,081     15,271       44,570     37,965
                                           --------   --------     --------   --------
NET EARNINGS                               $ 28,281     23,884       69,712     59,380
                                           ========   ========     ========   ========
AVERAGE SHARES OUTSTANDING                   36,486     36,222       36,362     36,216
                                           --------   --------     --------   --------
NET EARNINGS PER SHARE                     $    .78        .66         1.92       1.64
                                           ========   ========     ========   ========


CASH DIVIDENDS PER COMMON SHARE            $   .025       .025         .075       .075
                                           --------   --------     --------   --------
CASH DIVIDENDS PER CLASS B COMMON SHARE    $  .0225      .0225        .0675      .0675
                                           ========   ========     ========   ========


See accompanying notes to consolidated condensed financial statements.



                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                        NINE MONTHS ENDED
                                                                                            AUGUST 31,
                                                                                         1997          1996
                                                                                      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $  69,712       59,380
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                       6,455        9,390
      Equity in earnings of partnerships                                                (29,905)     (38,455)
      Gain on sales of other real estate and investment securities                      (16,160)      (2,741)
      Deferred income taxes                                                             (11,823)     (11,393)
      Changes in assets and liabilities, net of effect of acquisitions:
         Decrease (increase) in receivables                                              21,422       (7,414)
         Increase in inventories                                                       (134,047)     (57,177)
         Increase in financial services loans held for sale or disposition               (5,576)      (1,215)
         Increase in accounts payable and accrued liabilities                            14,378       14,500
         Decrease in income taxes currently payable                                     (18,543)        (399)
      Other, net                                                                         (5,922)       6,206
                                                                                      ---------    ---------
        Net cash used in operating activities                                          (110,009)     (29,318)
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Operating properties and equipment:
        Additions                                                                       (43,469)     (19,966)
        Sales                                                                            17,319        6,080
   Sales of land held for investment                                                      5,253        9,254
   Decrease in investments in and advances to partnerships                               70,005       20,417
   Decrease (increase) in financial services loans held for investment                       16       (6,412)
   Purchase of investment securities                                                   (106,056)     (81,344)
   Receipts from investment securities                                                  152,459       44,850
   Acquisition of businesses                                                               --       (121,405)
   Other, net                                                                            (1,211)       1,116
                                                                                      ---------    ---------
        Net cash provided by (used in) investing activities                              94,316     (147,410)
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement                                       27,900      176,300
   Net repayments under financial services short-term debt                               (7,493)     (15,002)
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                                          147,254      113,001
      Principal payments                                                               (133,036)    (101,644)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables                         7,253       12,332
      Principal reduction of bonds and notes payable                                     (7,102)     (11,881)
   Common stock:
      Issuance                                                                            2,107          913
      Dividends                                                                          (2,626)      (2,618)
                                                                                      ---------    ---------
        Net cash provided by financing activities                                        34,257      171,401
                                                                                      ---------    ---------
   Net increase (decrease) in cash and cash equivalents                                  18,564       (5,327)
   Cash and cash equivalents at beginning of period                                      26,520       30,243
                                                                                      ---------    ---------
   Cash and cash equivalents at end of period                                         $  45,084       24,916
                                                                                      =========    =========
Summary of cash and cash equivalent balances:
   Homebuilding and investment                                                        $  31,103       15,351
   Financial services                                                                    13,981        9,565
                                                                                      ---------    ---------
                                                                                      $  45,084       24,916
                                                                                      =========    =========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                 $  23,315       23,831
   Cash paid for income taxes                                                         $  74,185       51,178
                                                                                      =========    =========

     See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

(1) BASIS OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation, all wholly-owned subsidiaries and partnerships in which a controlling interest is held (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1996 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended, as amended by Form 10-K/A, dated September 26, 1997. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

(2) BUSINESS SEGMENTS

The Company has three business segments: Homebuilding, Investment and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment.

Homebuilding operations include the construction and sale of single-family and multi-family homes. These activities also include the purchase, development and sale of residential land.

The Investment Division is involved in the development, management and leasing, as well as the acquisition and sale, of commercial and residential rental properties and land. This division also manages and participates in partnerships with financial institutions. This division acquires, at a discount, issues of the unrated portions of debt securities which are collateralized by commercial real estate loans. The division has only invested in securities in which it is the special servicer on behalf of all the certificate holders of these securities. The division earns interest on its investment as well as fees for the special servicing activities.

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

(4) RESTRICTED CASH

Cash includes restricted deposits of $2.3 million and $2.5 million as of August 31, 1997 and November 30, 1996, respectively. These balances are comprised primarily of escrow deposits held related to sales of homes and security deposits from tenants of commercial and apartment properties.

(5) FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                    (UNAUDITED)
                                                     AUGUST 31,   NOVEMBER 30,
(IN THOUSANDS)                                          1997         1996
                                                     ----------   ------------
Assets:
    Investment securities available-for-sale         $174,008      193,869
    Loans held for sale or disposition, net           131,252      127,606
    Loans and mortgage-backed securities
       held for investment, net                        20,551       21,323
    Investments in and advances to partnerships        10,474       11,428
    Cash and receivables, net                          19,172       22,224
    Other                                               8,711        5,633
                                                     --------     --------
                                                     $364,168      382,083
                                                     ========     ========
Liabilities:
    Notes and other debts payable                    $205,341      271,314
    Other                                              28,741       20,292
                                                     --------     --------
                                                     $234,082      291,606
                                                     ========     ========

(6) SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended August 31, 1997, the Company acquired certain land held for development for $35.9 million. Of this amount, $10.6 million was paid in cash and the balance of $25.3 million was financed by the sellers. During the same period of 1997, the Company acquired commercial mortgage-backed securities for $153.2 million. Of this amount, $106.1 million was paid in cash and the balance of $47.1 million was financed by the sellers.

     Also during the nine months ended August 31, 1997, the Company entered into a like-kind tax deferred exchange agreement, under Section 1031 of the Internal Revenue Code, in which an operating property valued at $28.2 million was exchanged for an operating property valued at $11.9 million and a commitment to receive additional operating properties totaling $16.3 million. The value of such additional properties are being held in escrow by a third party and have been reported in other assets on the consolidated condensed balance sheet. It is anticipated that closings on the additional properties will take place in the fourth quarter of 1997.

During the nine months ended August 31, 1996, the Company acquired commercial mortgage-backed securities for $106.9 million. Of this amount, $81.3 million was paid in cash and the balance of $25.6 million was financed by the sellers. During the same period of 1996, the Company acquired a commercial property for $26.1 million, of which $8.7 million was paid in cash and the Company assumed a $17.4 million mortgage.

(7) RECLASSIFICATIONS

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

(8) PENDING SPIN-OFF OF THE REAL ESTATE INVESTMENT AND MANAGEMENT BUSINESS

On June 10, 1997, the Company's Board of Directors approved a plan to spin-off its real estate investment and management business consisting of the Investment Division, the portions of the Financial Services Division involved in commercial mortgage lending and investments (but not the portions of its Financial Services Division which are involved in lending to homeowners, servicing residential mortgages or providing services to homebuyers or homeowners) and certain assets of the Company's Homebuilding Division utilized in related businesses. The spin-off will be conducted through the distribution of the stock of LNR Property Corporation ("LNR") pursuant to a separation and distribution agreement that will provide that for each existing share of the Company, the shareholders will receive one share of common stock of LNR, with the right during a limited period after the spin-off to exchange that common stock for Class B common stock of LNR. On August 20, 1997, the Company received a ruling from the Internal Revenue Service that the spin-off will not result in taxes to the Company or its shareholders. The spin-off will be completed on or about October 31, 1997.

Following the spin-off transaction, the Company and LNR will form a general partnership (the "Land Partnership") to acquire, develop and sell land. The Company and LNR will contribute properties to the Land Partnership in exchange for 50% general partnership interests in the Land Partnership. Pursuant to a management agreement, a subsidiary of the Company will manage the day-to-day operations of the Land Partnership and will receive a management fee. The partnership agreement for the Land Partnership will permit the Company and LNR to (i) engage in business activities which conflict with or are in direct competition with the Land Partnership and (ii) acquire properties from, or sell properties to, the Land Partnership. The Company will have options to purchase a portion of the assets originally contributed to the Land Partnership and may be granted options to purchase all or portions of properties which subsequently are acquired by the Land Partnership.

     In the fourth quarter of 1997, the Company will record a restructuring charge to continuing operations for the estimated costs of the spin-off and formation of the Land Partnership. The Company currently estimates this charge will be $20 million to $30 million and will consist of expenses incurred for professional fees, transaction costs, the write-off of deferred loan costs on mortgages and notes which will be paid off to effect the spin-off and an impairment charge resulting from the change in use of the land held for development or investment to be contributed to the Land Partnership. The impairment charge is a result of the change from the Company's previous intended use of the property for development and sale of homes to the new intended use in the Land Partnership where the land will be developed for sale as lots. No impairment charge will be recorded for the portions of the land that the Company will have options to purchase from the Land Partnership.

(9) PENDING MERGER WITH PACIFIC GREYSTONE CORPORATION

On June 10, 1997, the Company's Board of Directors approved a plan to acquire Pacific Greystone Corporation ("Greystone") through a merger in which the shareholders of the Company will receive one share of common stock or Class B common stock of the corporation which survives the merger for each share of common stock or Class B common stock of the Company held by them, and the shareholders of Greystone will receive 1.138 shares of common stock of the surviving corporation for each currently outstanding share of Greystone common stock. This merger will result in the Company's shareholders owning approximately 68% of the surviving corporation and Greystone shareholders owning the remaining 32% of that corporation. The merger will take place after the distribution of the stock of LNR to which the Company is transferring its real estate investment and management business (Note 8) and the Greystone shareholders will not receive any interest in LNR. The merger is conditioned upon the distribution taking place.

(10) NEW FINANCING

The Company has received a commitment from The First National Bank of Chicago ("First Chicago") to provide the surviving corporation with unsecured revolving credit facilities (together the "New Facilities") in the aggregate amount of $550 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. Of the total New Facilities, $450 million will be structured as a five-year revolving credit facility maturing June 30, 2002. The second facility (up to $100 million) will be structured as a revolving credit facility maturing 364 days after the closing date of the facility, subject to extension for two one-year periods at the request of the surviving corporation and with the consent of the lenders. The surviving corporation may elect, at the maturity of the second facility, to convert borrowings under that facility to a term loan which amortizes in equal quarterly amounts and matures on June 30, 2002.

     First Chicago has also committed to provide the Land Partnership with two secured credit facilities (together the "Land Facilities") in the aggregate amount of $225 million which may be used to refinance existing indebtedness, for working capital, for interest payments and for general partnership purposes. One facility will be structured as a $125 million secured revolving credit facility which will mature four years after the closing date of the facility, subject to a one year extension at the request of the Land Partnership and with the consent of the lenders. The second facility is a $100 million secured term loan facility, which amortizes in equal quarterly amounts and matures four years after the closing date of the facility. Advances under the Land Facilities are limited by certain borrowing base calculations, and will be secured by security interests in all real and personal property in the borrowing base. The surviving corporation and LNR each will guarantee the obligations of the Land Partnership with regard to the Land Facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, MATERIAL PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1996, AS AMENDED BY FORM 10-K/A (DATED SEPTEMBER 26, 1997), FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RECENT DEVELOPMENTS: PENDING SPIN-OFF AND MERGER

On June 10, 1997, the Company's Board of Directors approved a plan to spin-off its real estate investment and management business consisting of the Investment Division, the portions of the Financial Services Division involved in commercial mortgage lending and investments (but not the portions of its Financial Services Division which are involved in lending to homeowners, servicing residential mortgages or providing services to homebuyers or homeowners) and certain assets of the Company's Homebuilding Division utilized in related businesses. The spin-off will be conducted through the distribution of the stock of LNR Property Corporation ("LNR") pursuant to a separation and distribution agreement that will provide that for each existing share of the Company, the shareholders will receive one share of common stock of LNR, with the right during a limited period after the spin-off to exchange that common stock for Class B common stock of LNR. On August 20, 1997, the Company received a ruling from the Internal Revenue Service that the spin-off will not result in taxes to the Company or its shareholders. The spin-off will be completed on or about October 31, 1997.

Following the spin-off transaction, the Company and LNR will form a general partnership (the "Land Partnership") to acquire, develop and sell land. The Company and LNR will contribute properties to the Land Partnership in exchange for 50% general partnership interests in the Land Partnership. Pursuant to a management agreement, a subsidiary of the Company will manage the day-to-day operations of the Land Partnership and will receive a management fee. The partnership agreement for the Land Partnership will permit the Company and LNR to (i) engage in business activities which conflict with or are in direct competition with the Land Partnership and (ii) acquire properties from, or sell properties to, the Land Partnership. The Company will have options to purchase a portion of the assets originally contributed to the Land Partnership and may be granted options to purchase all or portions of properties which subsequently are acquired by the Land Partnership.

In the fourth quarter of 1997, the Company will record a restructuring charge to continuing operations for the estimated costs of the spin-off and formation of the Land Partnership. The Company currently estimates this charge will be $20 million to $30 million and will consist of expenses incurred for professional fees, transaction costs, the write-off of deferred loan costs on mortgages and notes which will be paid off to effect the spin-off and an impairment charge resulting from the change in use of the land held for development or investment to be contributed to the Land Partnership. The impairment charge is a result of the change from the Company's previous intended use of the property for development and sale of homes to the new intended use in the Land Partnership where the land will be developed for sale as lots. No impairment charge will be recorded for the portions of the land that the Company will have options to purchase from the Land Partnership.

On June 10, 1997, the Company's Board of Directors approved a plan to acquire Pacific Greystone Corporation ("Greystone") through a merger in which the shareholders of the Company will receive one share of common stock or Class B common stock of the corporation which survives the merger for each share of common stock or Class B common stock of the Company held by them, and the shareholders of Greystone will receive 1.138 shares of common stock of the surviving corporation for each currently outstanding share of Greystone common stock. This merger will result in the Company's shareholders owning approximately 68% of the surviving corporation and Greystone shareholders owning the remaining 32% of that corporation. The merger will take place after the distribution of the stock of LNR to which the Company is transferring its real estate investment and management business and the Greystone shareholders will not receive any interest in LNR. The merger is conditioned upon the distribution taking place.

(2) RESULTS OF OPERATIONS

OVERVIEW
Net earnings were $28.3 million and $69.7 million, respectively, for the three-month and nine-month periods ended August 31, 1997, compared to $23.9 million and $59.4 million, respectively, for the same periods in 1996. All three of the Company's divisions, Homebuilding, Investment and Financial Services, experienced increases in operating earnings in the 1997 quarterly and nine-month periods. These increases were partially offset by higher interest expense and higher corporate general and administrative expenses.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):


                                       THREE MONTHS ENDED        NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT              AUGUST 31,               AUGUST 31,
AVERAGE SALES PRICES)                   1997        1996         1997        1996
                                      --------    ---------    --------    -------
REVENUES:
Sales of homes                        $290,687     248,798      708,992     609,939
Other                                   19,428      12,514       56,394      28,475
                                      --------    --------     --------    --------
   Total revenues                      310,115     261,312      765,386     638,414

COSTS AND EXPENSES:
Cost of homes sold                     232,606     200,688      573,287     495,562
Cost of other revenues                  12,565       7,029       37,031      15,993
Selling, general and administrative     32,268      27,121       89,812      70,944
                                      --------    --------     --------    --------
   Total costs and expenses            277,439     234,838      700,130     582,499
                                      --------    --------     --------    --------

OPERATING EARNINGS                    $ 32,676      26,474       65,256      55,915
                                      ========    ========     ========    ========

Gross profit - home sales             $ 58,081      48,110      135,705     114,377
Gross profit percentage                   20.0%       19.3%        19.1%       18.8%
S,G&A as a percentage of total
    homebuilding revenues                 10.4%       10.4%        11.7%       11.1%
Average sales price                   $164,800     152,600      160,200     146,600
                                      ========    ========     ========    ========





SUMMARY OF HOME AND BACKLOG DATA
                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                               AUGUST 31,             AUGUST 31,
DELIVERIES                                1997       1996         1997       1996
                                        --------   --------     --------   --------
Florida                                      915        828        2,286      2,315
Arizona                                      158        201          450        517
Texas                                        582        587        1,480      1,315
California                                   109         14          209         14
                                        --------   --------     --------   --------

                                           1,764      1,630        4,425      4,161
                                        ========   ========     ========   ========
NEW ORDERS
Florida                                      861        751        2,698      2,572
Arizona                                      119        139          421        543
Texas                                        696        470        1,795      1,491
California                                   174         19          490         19
                                        --------   --------     --------   --------
                                           1,850      1,379        5,404      4,625
                                        ========   ========     ========   ========
BACKLOG - HOMES
Florida                                                            1,617      1,574
Arizona                                                              218        328
Texas                                                                753        562
California                                                           320         40
                                                                --------   --------
                                                                   2,908      2,504
                                                                ========   ========
BACKLOG - DOLLAR VALUE (IN THOUSANDS)                           $537,928    404,474
                                                                ========   ========


Homebuilding revenues in the three-month and nine-month periods ended August 31, 1997 were $310.1 million and $765.4 million, respectively, compared to $261.3 million and $638.4 million, respectively, for the same periods in 1996. Homebuilding revenues were higher in both of the 1997 periods due to a higher number of home deliveries and an increase in the average sales price. New home deliveries for the 1997 three-month and nine-month periods were 1,764 and 4,425, respectively, compared to 1,630 and 4,161, respectively, for the same periods of 1996. The increase in home deliveries is primarily reflective of the Company's expanding presence in California. The average sales prices of homes delivered during the three-month and nine-month periods ended August 31, 1997 were $164,800 and $160,200, respectively, compared to $152,600 and $146,600, respectively, in the corresponding periods of the prior year. The higher average sales price was due to price increases for existing products and a proportionately greater number of sales of higher priced homes, particularly in our California market.

Gross profit percentages from the sales of homes were 20.0% and 19.1%, respectively, in the three-month and nine-month periods ended August 31, 1997, compared to 19.3% and 18.8%, respectively, in the corresponding periods of the prior year. These increases were primarily attributable to increasing contributions from the Company's California operations, combined with strong margins in the Company's other markets.

Other revenues in the three-month and nine-month periods ended August 31, 1997 were $19.4 million and $56.4 million, respectively, compared to $12.5 million and $28.5 million, respectively, for the same periods in 1996. Revenues were higher in both of the 1997 periods primarily due to an increase in third party land sales, particularly in California. Gross margins from other revenues were 35.3% and 34.3%, respectively, in the three-month and nine-month periods ended August 31, 1997, compared to 43.8% for each of the same periods in 1996. Margins achieved on sales of land may vary from period to period.

Selling, general and administrative expenses increased to $32.3 million and $89.8 million for the three-month and nine-month periods ended August 31, 1997, respectively, from $27.1 million and $70.9 million, respectively, for the comparable periods in 1996. The higher level of expenses in 1997 was attributable to additional expenses associated with the increased sales revenues, additional expenses resulting from start-up and operating costs in California, as well as additional expenses associated with new communities in the Company's other markets. When entering a new market or community, it is the Company's policy to expense rather than capitalize most start-up expenses. Therefore, such expenses are recognized prior to the delivery of homes. As a percentage of homebuilding revenues, selling, general and administrative expenses remained relatively constant at 10.4% and 11.7%, respectively, for the three-month and nine-month periods ended August 31, 1997, compared to 10.4% and 11.1%, respectively, for the same periods in 1996.

At August 31, 1997, the Company had approximately $537.9 million (2,908 homes) of sales contracts in backlog, as compared to $404.5 million (2,504 homes) at the end of the same period a year ago. The increase in the backlog was attributable to an increase in new orders, particularly from our California and Texas operations.

INVESTMENT
The following table presents the selected financial data related to the Investment Division for the periods indicated (unaudited):

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         AUGUST 31,            AUGUST 31,
(DOLLARS IN THOUSANDS)                 1997      1996        1997      1996
                                     -------    ------     -------    -------
REVENUES:
Rental income                        $13,387    13,617      42,687    42,245
Equity in earnings of partnerships     4,906    11,394      18,698    26,962
Management fees                        4,417     4,428      10,842    14,586
Gain on sales of real estate, net      4,722       209      11,160     2,741
Other                                  4,295     3,342      14,881     8,745
                                     -------   -------     -------   -------
     Total revenues                   31,727    32,990      98,268    95,279
COSTS AND EXPENSES                    13,534    16,188      43,072    44,519
                                     -------   -------     -------   -------
OPERATING EARNINGS                   $18,193    16,802      55,196    50,760
                                     =======   =======     =======   =======

     For the three-month and nine-month periods ended August 31, 1997, Investment Division revenues were $31.7 million and $98.3 million, respectively, compared to $33.0 million and $95.3 million, respectively, in the same periods of 1996. Gain on sales of real estate and total revenues are shown net of the cost of such sales, which amounted to $33.7 million and $45.6 million for the three-month and nine-month periods ended August 31, 1997, respectively, and $3.4 million and $6.2 million for the corresponding periods of 1996. Operating earnings were $18.2 million and $55.2 million, respectively, in the third quarter and first nine months of 1997, compared to $16.8 million and $50.8 million, respectively, in the corresponding periods of 1996. The decrease in revenues for the 1997 three-month period was primarily due to a decrease in equity in earnings of partnerships, which was partially offset by an increase in gain on sales of other real estate. The increase in revenues for the 1997 nine-month period was primarily due to the increase in the gain on sales of other real estate and the increase in other revenues generated primarily as a result of the division's increased investment in commercial mortgage-backed securities (including the sale of a portion of its commercial mortgage-backed securities through a re-REMIC in conjunction with the Company's Financial Services Division in the second quarter of 1997). This increase was partially offset by decreases in equity in earnings of partnerships and management fees. A significant portion of partnership earnings and management fees are derived from loan payoffs and asset sales which can vary substantially from period to period. Costs and expenses decreased for the three-month and nine-month periods ended August 31, 1997, as compared to 1996, primarily due to decreases in operating expenses of owned real estate and professional fees.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 AUGUST 31,                   AUGUST 31,
  (DOLLARS IN THOUSANDS)                       1997        1996           1997         1996
                                           ----------   ----------     ----------   ----------
REVENUES                                   $   21,577       20,680         67,981       59,955
COSTS AND EXPENSES                             12,508       13,642         38,503       38,735
INTERCOMPANY INTEREST EXPENSE                      48           24             69          210
                                           ----------   ----------     ----------   ----------

OPERATING EARNINGS                         $    9,021        7,014         29,409       21,010
                                           ==========   ==========     ==========   ==========
 Dollar volume of mortgages originated     $  100,849      135,876        256,896      431,653
                                           ----------   ----------     ----------   ----------

Number of mortgages originated                    870        1,193          2,259        3,794
                                           ----------   ----------     ----------   ----------
Principal balance of servicing portfolio                               $3,146,945    3,340,983
                                                                       ----------   ----------
Number of loans serviced                                                   40,170       42,600
                                                                       ==========   ==========


Operating earnings of the Financial Services Division were $9.0 million and $29.4 million, respectively, for the three-month and nine-month periods ended August 31, 1997, compared to $7.0 million and $21.0 million, respectively, for the same periods of 1996. These increases were primarily attributable to higher operating earnings from the division's investment in commercial mortgage-backed securities (including the sale of a portion of its commercial mortgage-backed securities through a re-REMIC in conjunction with the Company's Investment Division in the second quarter of 1997) and increased earnings from its traditional mortgage banking and title services. Mortgage loan originations were lower for the third quarter and nine-month period ended August 31, 1997 when compared to 1996 due to a decrease in the division's involvement in the less profitable wholesale loan origination business and continued competitive pressures in the origination marketplace.

INTEREST EXPENSE
Interest expense relating to the Homebuilding and Investment Divisions for the three-month and nine-month periods ended August 31, 1997 was $9.9 million and $25.4 million, respectively, compared to $7.8 million and $21.2 million, respectively, in the corresponding periods of the prior year. The increase in interest expense was the result of higher debt levels and an increase in the number of homes delivered which increased the amount of previously capitalized interest charged to expense. Previously capitalized interest charged to interest expense during the third quarter and first nine months of 1997 was $6.9 million and $16.1 million, respectively, compared to $5.0 million and $13.6 million, respectively, for the comparable periods last year. Interest expense related to the financial services operations and the limited-purpose finance subsidiaries is included in their respective costs and expenses.

(3) PRO FORMA RESULTS

     On a pro forma basis, as though the spin-off had taken place on December 1, 1996 (but not giving pro forma effect to the proposed merger with Greystone), the Company had revenues of $306.2 million and $760.2 million and net earnings of $13.4 million ($0.37 per share) and $27.0 million ($0.74 per share), in the three-month and nine-month periods ended August 31, 1997, respectively.

(4) FINANCIAL CONDITION

Net cash used in operating activities during the nine-months ended August 31, 1997 increased by $80.7 million, compared to the corresponding period of the prior year. The primary cause of this increase was increased investment in inventories through land purchases, land development and seasonal increases in construction in progress. This increase in inventories was primarily a result of the Company's continued expansion in California.

Net cash provided by investing activities during the first nine-months of 1997 increased by $241.7 million, compared to the corresponding period of the prior year. In the 1996 period, the Company used $121.4 million of cash to acquire businesses (primarily Friendswood Development Company) and no such acquisitions occurred in the 1997 period. Additionally, increased cash of $107.6 million was provided in 1997 by increased sales and principal payments of commercial mortgage-backed securities.

At August 31, 1997 the Company had three unsecured revolving credit agreements: a five-year commitment of $450 million, a two-year commitment of $35 million and a one-year commitment of $40 million. Certain Financial Services Division subsidiaries are co-borrowers under these facilities and at August 31, 1997 their borrowings under this agreement amounted to $30 million. The total amount outstanding under the Company's revolving credit agreements at August 31, 1997 was approximately $353 million.

The Company has received a commitment from The First National Bank of Chicago ("First Chicago") to provide the surviving corporation with unsecured revolving credit facilities (together the "New Facilities") in the aggregate amount of $550 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. Of the total New Facilities, $450 million will be structured as a five year revolving credit facility maturing June 30, 2002. The second facility (up to $100 million) will be structured as a revolving credit facility maturing 364 days after the closing date of the facility, subject to extension for two one-year periods at the request of the surviving corporation and with the consent of the lenders. The surviving corporation may elect, at the maturity of the second facility, to convert borrowings under that facility to a term loan which amortizes in equal quarterly amounts and matures on June 30, 2002.

     First Chicago has also committed to provide the Land Partnership with two secured credit facilities (together the "Land Facilities") in the aggregate amount of $225 million which may be used to refinance existing indebtedness, for working capital, for interest payments and for general partnership purposes. One facility will be structured as a $125 million revolving credit facility which will mature four years after the closing date of the facility, subject to a one year extension at the request of the Land Partnership and with the consent of the lenders. The second facility is a $100 million secured term loan facility, which amortizes in equal quarterly amounts and matures four years after the closing date of the facility. Advances under the Land Facilities are limited by certain borrowing base calculations, and will be secured by security interests in all real and personal property in the borrowing base. The surviving corporation and LNR each will guarantee the obligations of the Land Partnership with regard to the Land Facilities.

     Prior to the spin-off, the Company will transfer to LNR sufficient assets to reduce the Company's stockholders' equity at the time of the merger with Pacific Greystone (which is expected to take place on or about October 31, 1997) to approximately $213 million. The merger should increase the stockholders' equity of the surviving corporation to an amount in excess of $400 million.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           The Company was named as a defendant in Connor v. Kaplan, Civil Action No. 15738-NC in the Delaware Court of Chancery. This is an alleged class action in which a stockholder of Pacific Greystone Corporation claimed that principal stockholders and the directors of Pacific Greystone breached their fiduciary obligations in connection with the proposed merger of Pacific Greystone with the Company. The allegation against the Company was that it knowingly aided and abetted breaches of fiduciary duty committed by Pacific Greystone's principal stockholder and directors, and that the proposed merger could not take place without the knowing participation of the Company.

           On July 30, 1997, the plaintiff filed with the court a notice dismissing the lawsuit as to the Company. Subsequently, the other parties entered into a memorandum of understanding containing an agreement in principle regarding settlement of the lawsuit.

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

                                               LENNAR CORPORATION
                                             ------------------------
                                                  (Registrant)

Date: OCTOBER  13, 1997                      /s/ CORY J. BOYDSTON
                                            -------------------------------
                                                   Cory J. Boydston
                                                   Vice President - Finance

Date: OCTOBER 13, 1997                       /s/   DIANE J. BESSETTE
                                            --------------------------------
                                                    Diane J. Bessette
                                                    Controller

                                 EXHIBIT INDEX


EXHIBIT             DESCRIDPTION
-------             ------------

  27                Financial Data Schedule