Form 10-K405
period 1997-11-30
LENNAR CORP
filed 1998-02-27
CIK 58696

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1997

                         Commission file number 1-11749

                               LENNAR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               59-1281887
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                700 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
               (Address of principal executive offices)(Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (305) 559-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
 Common Stock, par value 10(cents)                       New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO ____

         As of February 10, 1998, registrant had outstanding 43,415,217 shares of common stock and 9,918,631 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 42,936,218 shares of common stock and 38,701 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $1,154,950,948, were held by non-affiliates of the registrant.

Documents incorporated by reference:

RELATED
SECTION                                       DOCUMENTS
--------------------------------------------------------------------------------
     II Pages 26 through 57 of the Annual Report to Stockholders for the year ended November 30, 1997.

     III Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 1998.
================================================================================

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

       Lennar Corporation (together with its subsidiaries, the "Company") is one of the nation's premier homebuilders and is a provider of residential financial services. The Company's homebuilding operations include the construction and sale of homes, as well as the purchase, development and sale of residential land. The purchase, development and sale of residential land is conducted through its own efforts and its partnership interests. The financial services operations provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell mortgage loans and mortgage-backed securities; perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others. The Company is the surviving corporation of a merger between Lennar Corporation and Pacific Greystone Corporation ("Greystone"), which became effective October 31, 1997.

       Prior to October 31, 1997, the Company was also engaged in commercial real estate investment and management activities. On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business consisting of the Investment Division, the portions of the Financial Services Division involved in commercial mortgage lending and investments (but not the portions of its Financial Services Division which are involved in lending to homeowners, servicing residential mortgages or providing services to homebuyers or homeowners) and certain assets of the Company's Homebuilding Division utilized in related businesses. The spin-off was conducted through the distribution of the stock of LNR Property Corporation ("LNR") pursuant to a separation and distribution agreement that provided that for each existing share of the Company, the shareholders received one share of common stock of LNR, with the right during a limited period after the spin-off to exchange that common stock for Class B common stock of LNR. On August 20, 1997, the Company received a ruling from the Internal Revenue Service that the distribution would not result in taxes to the Company or its shareholders. The spin-off, in the form of a tax-free distribution, was completed effective October 31, 1997.

       In connection with the spin-off, the Company and LNR formed a general partnership ("Lennar Land Partners") to acquire, develop and sell land. The Company and LNR contributed properties to Lennar Land Partners in exchange for 50% general partnership interests in Lennar Land Partners. Pursuant to a management agreement, the Company manages the day-to-day operations of Lennar Land Partners and receives a management fee. The partnership agreement relating to Lennar Land Partners permits the Company and LNR to (i) engage in business activities which conflict with or are in direct competition with Lennar Land Partners and (ii) acquire properties from, or sell properties to, Lennar Land Partners. The Company has options to purchase a portion of the assets originally contributed to Lennar Land Partners and may be granted options to purchase all or portions of properties which subsequently are acquired by Lennar Land Partners. The formation of Lennar Land Partners was effective as of October 31, 1997.

       Also on June 10, 1997, the Company's Board of Directors approved a plan to acquire Greystone through a merger in which the shareholders of the Company received one share of common stock or Class B common stock of the corporation which survives the merger for each share of common stock or Class B common stock of the Company held by them, and the shareholders of Greystone received 1.138 shares of common stock of the surviving corporation for each outstanding share of Greystone common stock. The surviving corporation was renamed Lennar Corporation. This merger resulted in the Company's shareholders owning approximately 68% of the surviving corporation and Greystone shareholders owning approximately 32% of the surviving corporation. The merger became effective after the distribution of the stock of LNR to which the Company transferred its commercial real estate investment and management business and the Greystone shareholders did not receive any interest in LNR. The merger was conditioned upon the distribution taking place. Such merger became effective on October 31, 1997.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in two industry segments - homebuilding and financial services. The financial information related to these industry segments and the discontinued operations of the Investment Division is contained in the financial statements incorporated by reference to pages 36 through 56 of the Company's 1997 Annual Report to Stockholders.

NARRATIVE DESCRIPTION OF BUSINESS

                                  HOMEBUILDING

         The Company and its predecessor have been building homes since 1954. The Company believes that since its acquisition of Development Corporation of America in 1986, it has delivered more homes in Florida each year than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in the Dallas/Fort Worth area of Texas. In 1992, it started homebuilding operations in Houston, Texas. During 1995, the Company entered the California homebuilding market through the acquisition of Bramalea California, Inc. and during 1996 through the acquisition of Renaissance Homes, Inc. and through several partnership investments. During 1996, the Company significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). During 1997, the Company continued its expansion in California through homesite acquisitions and additional partnership investments. Additionally during 1997, the Company further expanded its operations in the California and Arizona homebuilding markets and entered the Nevada homebuilding market with the acquisition of Pacific Greystone Corporation. Subsequent to November 30, 1997, the Company acquired Winncrest Homes in California and also established a new homebuilding division in Austin, Texas. The Company has constructed and sold approximately 140,000 homes to date.

         The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona, these activities are conducted through Lennar Homes of Arizona, Inc. and Greystone Homes, Inc. In Texas, these activities are conducted through Lennar Homes of Texas, Inc. and Houston Village Builders, Inc. Homebuilding activities in California are principally conducted through Lennar Homes of California, Inc., Lennar Renaissance, Inc. and Greystone Homes, Inc. In Nevada, these activities are conducted through Greystone Homes, Inc.

       The Company, through its own efforts and its partnership interests, is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation of land, improvement of undeveloped and partially developed acreage, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

         The Company sells single-family attached and detached homes and condominiums in buildings generally one to five stories in height. Homes sold by the Company are primarily in the moderate price range for the areas in which they are located. They are targeted primarily at first-time homebuyers, move-up homebuyers and, in some communities, active adults. The average sales price of a Lennar home was $168,800 in fiscal 1997.

CURRENT HOMEBUILDING ACTIVITIES

       The table on the following page summarizes information about the Company's recent homebuilding activities:


                             HOMEBUILDING ACTIVITIES


                                                                              NOVEMBER 30, 1997
                                       --------------------------------------------------------------------------------------------
                                      LENNAR CORPORATION                           LENNAR CORPORATION     PARTNERSHIPS
             ----------------------------------------------------------------      -------------------  ------------------
                                                                                      ESTMATED NUMBER    ESTIMATED NUMBER
                                                                                   OF HOMES THAT COULD  OF HOMES THAT COULD
                     HOMES DELIVERED        HOMES COMPLETED OR                       BE CONSTRUCTED ON   BE CONSTRUCTED ON
                     IN YEARS ENDED         UNDER CONSTRUCTION                        LAND CURRENTLY      LAND CURRENTLY
                      NOVEMBER 30,        -----------------------  SOLD HOMES       OWNED (2)(4)         OWNED(2)(3)(4)(5)    TOTAL
             ---------------------------             AVAILABLE FOR    NOT YET   -------------------  -----------------     OWNED AND
REGION         1997     1996       1995    SOLD (1)      SALE       STARTED(1)  OWNED    CONTROLLED  OWNED  CONTROLLED    CONTROLLED
-----------  -------- --------- --------- ---------- ------------  ----------- -------- ----------- ------------------   -----------
Florida      3,367     3,363     3,395          836          649          459     4,852     2,577   20,199     3,242       30,870

California     587        58        --          718          446           65     3,542     2,260   10,897     5,781       22,480

Texas        2,075     1,832       781          560          419          108     2,996       692    5,203        --       8,891

Arizona        645       715       504          321          109          133     1,623       822      762        --       3,207

Nevada          28        --        --           99           20           19       927       243       --        --       1,170

          ======== ========= =========   ========== ============  ===========  ======== ========= ========= ======== ===========
Totals       6,702     5,968     4,680        2,534        1,643          784    13,940     6,594   37,061     9,023      66,618
          ======== ========= =========   ========== ============  ===========  ======== ========= ========= ======== ===========



Notes:

(1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.

(2)      Based on current management estimates, which are subject to change.

(3) As of November 30, 1997, one of the Company's partnerships had equity interests in other partnerships that owned approximately 4,100 homesites for sale to the Company and other builders.

(4) Includes homesites that are currently designated for sale to other builders.

(5) Represents partnerships and similar entities in which the Company has less than a controlling interest and are accounted for by the equity method.

MANAGEMENT AND OPERATING STRUCTURE

         The Company balances its local operating structure with centralized corporate-level management. The Company's local managers, who have significant experience in the homebuilding industry generally and in their respective markets, are responsible for operating decisions regarding land identification, home design, construction and marketing. Decisions related to overall Company strategy, acquisitions, financing and disbursements are centralized at the corporate level.

PARTNERSHIPS AND SIMILAR ENTITIES

         The Company views partnerships and other similar entities as a means to both expand its market opportunities and manage its risk profile. Typically, the Company acts as the general partner and the day-to-day manager.

       On October 31, 1997, following the spin-off transaction, the Company and LNR formed Lennar Land Partners to acquire, develop and sell land. The Company and LNR contributed properties in exchange for 50% general partnership interests in Lennar Land Partners. The Company manages the day-to-day operations of Lennar Land Partners and receives a management fee. The Company has options to purchase a portion of the assets originally contributed to Lennar Land Partners and may be granted options to purchase all or portions of properties which subsequently are acquired by Lennar Land Partners.

       The Company also has investments in two similar type entities, Lennar Bressi Carlsbad, L.L.C. and HCC Investors, L.L.C., whose purposes are also to acquire, develop and sell land.

PROPERTY ACQUISITION

       The Company continuously considers the purchase of, and from time to time acquires, land for its development and sales programs. These acquisitions may be made directly or through the Company's partnership interests. The Company generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages, most of the Company's land is not subject to mortgages.

CONSTRUCTION AND DEVELOPMENT

       The Company supervises and controls the development and building of its own residential communities. It employs subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements between the Company and the subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. The Company does not own heavy construction equipment and generally only has a labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work.

       The Company generally finances construction with its own funds or borrowings under its unsecured working capital lines.

MARKETING

       The Company generally has an inventory of homes under construction. A majority of these homes are sold (i.e., the Company has received executed sales contracts and deposits) before the Company starts construction.

         The Company employs sales associates who are paid salaries, commissions or both to make onsite sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its residential communities through local media and sells primarily from models that it has designed and constructed. In addition, the Company advertises its active adult communities in areas where potential active adults live.

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

QUALITY SERVICE

          The Company employs a process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The participation of sales representatives, on-site construction supervisors and post-closing customer personnel, working in a team effort, is intended to foster the Company's reputation for quality service and ultimately lead to enhanced customer retention and referrals.

COMPETITION

         The housing industry is highly competitive. In its activities, the Company competes with numerous developers and builders in and near the areas where the Company's communities are located, including homebuilders with nationwide operations. Competition is on the basis of location, design, quality, amenities and price. The Company is the largest homebuilder in Florida. The Company is also a leading homebuilder in Arizona and Texas and entered the California market in 1995. The Company significantly expanded its California and Arizona homebuilding operations and entered the Nevada market during 1997 through its merger with Greystone. Some of the Company's principal competitors include Continental Homes, UDC Homes, Pulte and Kaufman and Broad in Arizona, Centex Homes in Texas and Florida, Arvida/JMB Partners in Florida, Lewis Homes in Nevada and Kaufman and Broad, Pardee Construction and Standard Pacific in California.

                               FINANCIAL SERVICES

       The Company's financial services subsidiaries provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell mortgage loans and mortgage-backed securities; perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others. Previously, this division would also acquire, package and resell commercial mortgage loans and mortgage-backed securities and invest in partnerships and in issues of rated portions of commercial real estate mortgage-backed securities for which Lennar's discontinued Investment Division was the special servicer and an investor in the unrated portions of those securities. On October 31, 1997, such commercial real estate assets were distributed as part of the spin-off of the Company's commercial real estate investment and management business.

MORTGAGE ORIGINATION

       Through a financial services subsidiary, Universal American Mortgage Company, the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others from offices located in Florida, California, Arizona, Texas and Nevada. In 1997, loans to buyers of the Company's homes represented approximately 70% of the Company's $420 million of loan originations.

       The Company sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, and retains most of the servicing rights. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its loans held for sale with borrowings under the financial services subsidiaries' $110 million line of credit (secured by the loans and by certain servicing rights) or from Lennar Corporation when, on a consolidated basis, this enables the Company to minimize its overall cost of funds.

MORTGAGE SERVICING

       The Company obtains earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 1997, it had a servicing portfolio of approximately 39,700 loans with an unpaid principal balance of approximately $3.1 billion.

ASSET ACQUISITION AND DISPOSITION

       The Company, from time to time, purchases pools of mortgage loans originated by financial institutions and then resells the loans in the secondary market. The benefits to the Company from these transactions include gains from the sales of the loans and retention of the right to service the loans after they are sold in the secondary market.

TITLE INSURANCE AND CLOSING SERVICES

         The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others. It provided these services in connection with approximately 9,700 real estate transactions during 1997. In 1994, the Company formed TitleAmerica Insurance Corporation, a title insurance underwriter, which provides title insurance to buyers of the Company's homes and others. In 1996, the Company acquired the assets and business of Regency Title Company in Texas, and thereby, significantly expanded its title insurance and closing business that had begun with the formation of Universal Title Insurors. Subsequent to November 30, 1997, the Company acquired the North American Title Group, which significantly expanded its title insurance business into California, Arizona and Colorado.

STRATEGIC TECHNOLOGIES

          During 1996, the Company formed Strategic Technologies, Inc. to provide cable television and alarm monitoring services to residents of Lennar communities and others. At November 30, 1997, the Company had approximately 3,800 cable television subscribers and approximately 3,800 alarm monitoring customers located in Florida and California.

                                OTHER ACTIVITIES

       The Company has a number of limited-purpose finance subsidiaries which have placed mortgages and other receivables as collateral for various long-term financings. These subsidiaries pay the debt service on the long-term borrowings primarily from the cash flows generated by the related pledged collateral. The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules. As part of the spin-off of the Company's commercial real estate investment and management business, LNR received an interest in the assets of the limited-purpose finance subsidiaries to the extent such assets exceeded the related liabilities.

                              RELATIONSHIP WITH LNR

        In connection with the transfer of the Company's commercial real estate investment and management business to LNR, and the spin-off of LNR to the Company's stockholders, the Company entered into an agreement which, among other things, prevents the Company from engaging at least until 2002 in any of the business in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until 2002, in any business in which the Company was engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which the activities or anticipated activities of the Company and LNR overlapped). Specifically, the Company is precluded, at least until 2002, from engaging in the business of (i) acquiring and actively managing commercial or residential multi-family rental real estate, other than as an incident to, or otherwise in connection with, their homebuilding business, (ii) acquiring portfolios of commercial mortgage loans or real estate assets acquired through foreclosures of mortgage loans, other than real estate acquired as sites of homes to be built or sold as part of its homebuilding business, (iii) making or acquiring mortgage loans, other than mortgage loans secured by detached or attached homes or residential condominium units, (iv) constructing office buildings or other commercial or industrial buildings, other than small shopping centers, professional office buildings and similar facilities which will be adjuncts to its residential developments, (v) purchasing commercial mortgage-backed securities or real estate asset backed securities or (vi) acting as a servicer or special servicer with regard to securitized commercial mortgage pools. The Company is not, however, prevented from owning or leasing office buildings in which it occupies a majority of the space; acquiring securities backed by pools of residential mortgages; acquiring an entity which, when it is acquired, is engaged in one of the prohibited activities as an incidental part of its activities; owning as a passive investor an interest of less than 10% of a publicly traded company which is engaged in a prohibited business; acquiring commercial paper or short-term debt instruments of entities engaged in one or more of the prohibited businesses; or owning an interest in, and managing, Lennar Land Partners.

       Although Lennar and LNR are separate companies, Leonard Miller owns stock which gives him voting control of both companies. There are provisions in the by-laws both of Lennar and LNR requiring approval by an Independent Directors Committee of any significant transactions between the Company and LNR or any of its subsidiaries.

       The Company leases some office space, including its principal offices, from LNR. The two companies are, for a period, sharing some computers and related equipment and computer service personnel and Lennar is providing construction management with regard to two properties owned by LNR.

                                   REGULATION

       Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of these laws are usually administered by individual counties and municipalities and may result in additional fees and assessments or building moratoriums. In addition, certain new development projects, particularly in Southern California, are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

       The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. Additionally, the climate and geology of the markets in Florida, California and Texas present risks of natural disasters that could adversely affect the homebuilding industry in those areas in general, and the Company's business in particular.

       In recent years, several cities and counties in which the Company has developments have approved submission to voters of "slow growth" initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, the Company believes that if similar initiatives are introduced and approved, future residential construction by the Company and others within certain cities or counties could be negatively impacted.

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

       The Company's subsidiary which underwrites title insurance is licensed in the states in which it does business and must comply with laws and regulations in those states regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                              CAUTIONARY STATEMENTS

         Certain statements contained in this Report may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such factors include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where the Company has developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting the Company's operations.

         The following factors, among others, could particularly affect the Company's operations and financial results and cause results to differ from those anticipated by "forward-looking statements" in this Report.

REAL ESTATE, ECONOMIC AND CERTAIN OTHER CONDITIONS

         The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing. Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.

         The residential homebuilding industry has, from time to time, experienced fluctuating lumber prices and supply, as well as serious shortages of labor and other materials, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or to inclement weather conditions could have an adverse effect upon the Company's operations.

INTEREST RATES AND MORTGAGE FINANCING

          Virtually all of the purchasers of the Company's homes finance their acquisitions through third-party lenders or the Company's financial services subsidiaries. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, various proposals for changes in the federal income tax have been discussed, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, the Company's operating results may also be negatively affected. The Company's homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers permitting those customers to sell their existing homes and purchase homes from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's sales.

VARIABILITY OF RESULTS

         The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, among others (i) the timing of home closings; (ii) the Company's ability to continue to acquire land on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and general economic conditions; (v) the cyclical nature of the homebuilding industry; (vi) the prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of the Company's competitors; (viii) the timing of the opening of new residential communities; (ix) weather and (x) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to continue to vary from quarter to quarter.

DEPENDENCE ON KEY PERSONNEL

          The success of the Company depends to a significant degree on the efforts of the Company's senior management, especially its president and chief executive officer and other officers. The Company's operations may be adversely affected if one or more members of senior management cease to be active in the Company. The Company has designed its compensation structure and employee benefit programs to encourage long-term employment of executive officers.

                                    EMPLOYEES

       At November 30, 1997, the Company employed 2,173 individuals of whom 298 were office management and supervisory personnel, 389 were construction management and supervisory personnel, 492 were real estate salespersons and 994 were other professional personnel, support personnel and skilled workers.

       Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

ITEM 2.    PROPERTIES.

       For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

       The Company leases and maintains its executive offices, financial services subsidiary headquarters and principal Miami-Dade County, Florida homebuilding office in an office complex built by the Company and now owned by LNR. The leases for these offices expire in 2002. Other Company offices are located in Company-owned communities or in leased space.

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

       The Company had a number of claims for damages relating to a hurricane which occurred in 1992. Most have been settled and to date, the Company's insurers have made all payments required under settlements. Based on historical experience with past claims, it is likely that the remaining claims will not be material to the Company's financial position or results of operations. However, the ultimate outcome cannot presently be determined.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At special meetings of stockholders held on October 31, 1997, the Company's stockholders approved a merger of Lennar Corporation with Greystone with 118,340,137 votes cast in favor, 20,115 votes cast against and 14,820 shares present but abstaining, and Greystone's stockholders approved that merger with 11,795,150 votes cast in favor, 14,883 votes cast against and 510,961 shares present but abstaining.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 57 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

         Selected financial data is incorporated by reference to page 26 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 27 through 33 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 36 through 56 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 10, 1998:


         NAME/POSITION                                       AGE                       YEAR OF ELECTION
         -------------                                       ---                       ----------------
Stuart A. Miller,
    President and Chief Executive Officer                    40                              1997
Irving Bolotin,
    Senior Vice President                                    65                              1969
Bruce Gross,
    Vice President and Chief Financial Officer               39                              1997
Marshall H. Ames,
    Vice President                                           54                              1982
Jonathan M. Jaffe,
    Vice President                                           38                              1994
Sherman J. Kronick,
    Vice President                                           72                              1979
Allan J. Pekor,
    Vice President and Secretary                             61                              1997
Diane J. Bessette,
    Controller                                               37                              1997
Waynewright Malcolm,
    Treasurer                                                34                              1997


         The year of election represents the year that the executive officer was elected to his/her current position.

         Mr. Stuart Miller (who is the son of Leonard Miller, the Chairman of the Board of Directors of the Company) has held various executive positions with the Company for more than five years. Mr. Stuart Miller had been a Vice President since 1985, and previously headed the Company's Homebuilding and Investment Divisions. Mr. Miller is also the Chairman of the Board of LNR.

         Messrs. Bolotin, Ames and Kronick have each held substantially their present positions with the Company for more than five years. Mr. Ames also serves as a Regional President in the Company's Homebuilding Division.

         Mr. Gross has been employed by the Company since 1997. Prior to joining the Company, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation which he joined at its inception in 1991.

         Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in the Company's Homebuilding Division.

         Mr. Pekor has held various executive positions with the Company for more than five years. Mr. Pekor presently serves as Vice President and Secretary for the Company and President of Lennar Financial Services, Inc. Since 1979, Mr. Pekor had been the Company's Financial Vice President.

         Ms. Bessette has been employed by the Company since 1995. Prior to joining the Company, Ms. Bessette was employed as a Financial Senior Manager at the Holson Burnes Group, Inc. and before that, was employed by Price Waterhouse LLP.

         Mr. Malcolm has been employed by the Company since 1997. Prior to joining the Company, Mr. Malcolm was employed as Director, Finance and Regulatory Affairs at Citizens Utilities Company.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of this Report.

              1. The following financial statements are incorporated by
                   reference in Item 8:


                                                                               PAGE IN 1997 ANNUAL
                       FINANCIAL STATEMENT                                   REPORT TO STOCKHOLDERS
                       -------------------                                   ----------------------
              Independent Auditors' Report                                             34

              Consolidated Balance Sheets as of November 30,
              1997 and 1996                                                            36

              Consolidated Statements of Earnings for the
              years ended November 30, 1997, 1996 and 1995                             37

              Consolidated Statements of Cash Flows for the
              years ended November 30, 1997, 1996 and 1995                           38 - 39

              Consolidated Statements of Stockholders' Equity
              for the years ended November 30, 1997, 1996
              and 1995                                                                 40

              Notes to Consolidated Financial Statements                             41 - 56


              2. The following financial statement schedule is included in this
                   Report:


                 FINANCIAL STATEMENT SCHEDULE                                  PAGE IN THIS REPORT
                 ----------------------------                                  -------------------
              Independent Auditors' Report on Schedule                                 16

              II - Valuation and Qualifying Accounts                                   17



       Information required by other schedules has either been incorporated in the financial statements and accompanying notes or is not applicable to the Company.

         3. The following exhibits are filed with this Report or incorporated by reference:

                           3(a). Restated Certificate of Incorporation - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           3(b). Bylaws - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           10(a). Amended and Restated Lennar Corporation 1997 Stock Option Plan.

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

                           10(g). Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997.

                           10(h). Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation - Incorporated by reference to Registration Statement No. 333-35671.

                           10(i). Plan and Agreement of Merger, dated as of June 10, 1997, between Lennar Corporation and Pacific Greystone Corporation - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           10(j). Amendment No. 1 to Plan and Agreement of Merger, dated as of October 31, 1997, between Lennar Corporation and Pacific Greystone Corporation - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           10(k). Credit Agreement, dated October 31, 1997, by and among Lennar Land Partners and the Lenders named therein and a Guaranty Agreement of Lennar Corporation, dated October 31, 1997.

                           10(l).   Revolving Credit Agreement (Facilities A and
                                    B), dated October 31, 1997, among Lennar
                                    Corporation and Certain Subsidiaries and the First National Bank of Chicago, as agent.

                           10(m).   First Amendment to Revolving Credit
                                    Agreement (Facilities A and B) dated January
                                    20, 1998, among Lennar Corporation and
                                    Certain Subsidiaries and the First National
                                    Bank of Chicago, as agent.

                           10(n). Indenture, dated as of March 1, 1994, among Greystone Homes, Inc., Pacific Greystone Corporation, HLDC Acquisition Corp., Stonegrey Corporation, PGC Holdings, Inc., A-M Homes, a California Limited Partnership and U.S. Trust Company of California, N.A., as Trustee, relating to the 10-3/4% Senior Notes due March 1, 2004 of Greystone Homes, Inc. - Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996 for Pacific Greystone Corporation (which was acquired by Lennar Corporation on October 31, 1997), file number 1-11749.


                           13. Pages 26 through 57 of the 1997 Annual Report to Stockholders.

                           21.      List of subsidiaries.


                           23.       Independent Auditors' Consents.

                           27.       Financial Data Schedule.

                (b) Reports on Form 8-K filed during the quarter ended November 30, 1997.
                         Forms 8-K dated October 31, 1997, file number 1-11749, as amended by Form 8-K/A, dated December 18, 1997.

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

                                              LENNAR CORPORATION

                                              /S/ STUART A. MILLER
                                              -------------------------
                                              Stuart A. Miller
                                              President, Chief Executive Officer
                                              and Director
                                              Date: February 25, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


             Principal Executive Officer:

Stuart A. Miller                                                /S/ STUART A.  MILLER
                                                                ------------------------------
President, Chief Executive Officer and Director                 Date: February 25, 1998

             Principal Financial Officer:

Bruce Gross                                                     /S/ BRUCE GROSS
                                                                ------------------------------
Vice President and Chief Financial Officer                      Date: February 25, 1998

             Principal Accounting Officer:

Diane J. Bessette                                               /S/ DIANE J. BESSETTE
                                                                ------------------------------
Controller                                                      Date: February 25, 1998

             Directors:

Charles I. Babcock, Jr.                                         /S/ CHARLES I. BABCOCK, JR.
                                                                ------------------------------
                                                                Date: February 25, 1998

Irving Bolotin                                                  /S/ IRVING BOLOTIN
                                                                ------------------------------
                                                                Date: February 23, 1998

Jonathan M. Jaffe                                               /S/ JONATHAN M. JAFFE
                                                                ------------------------------
                                                                Date: February 25, 1998

Sidney Lapidus                                                  /S/ SIDNEY LAPIDUS
                                                                ------------------------------
                                                                Date: February 25, 1998

Reuben S. Leibowitz                                             /S/ REUBEN S. LEIBOWITZ
                                                                ------------------------------
                                                                Date: February 25, 1998

Leonard Miller                                                  /S/ LEONARD MILLER
                                                                ------------------------------
                                                                Date: February 25, 1998

Arnold P. Rosen                                                 /S/  ARNOLD P. ROSEN
                                                                ------------------------------
                                                                Date: February 23, 1998

Steven J. Saiontz                                               /S/ STEVEN J. SAIONTZ
                                                                ------------------------------
                                                                Date: February 25, 1998


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation (the "Corporation") as of November 30, 1997 and 1996 and for each of the three years in the period ended November 30, 1997, and have issued our report thereon dated January 20, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Lennar Corporation, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
----------------------------
DELOITTE  & TOUCHE LLP

Certified Public Accountants
Miami, Florida
January 20, 1998


                LENNAR CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                                                                                                 SCHEDULE II

                                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                            YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                              ADDITIONS
                                                                     ---------------------------
                                                                        CHARGED       CHARGED
                                                         BEGINNING     TO COSTS     (CREDITED)TO                     ENDING
                     DESCRIPTION                          BALANCE    AND EXPENSES  OTHER ACCOUNTS    (DEDUCTIONS)    BALANCE
------------------------------------------------------ ------------- ------------- --------------   -------------  -----------
Year ended November 30, 1997
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes      $ 3,037,000      552,000          --          (1,637,000)(A) 1,952,000
        receivable                                     ===========   ==========    =============    ===========     =========

       Deferred income and unamortized discounts       $   601,000        --             --            (516,000)(A)    85,000
                                                       ===========   ==========    =============    ===========     =========
       Loan loss reserve                               $ 5,840,000    1,220,000          --          (3,529,000)(A) 3,531,000
                                                       ===========   ==========    =============    ===========     =========
       Valuation allowance                             $ 2,745,000    1,119,000          --          (1,688,000)    2,176,000
                                                       ===========   ==========    =============    ===========     =========
Year ended November 30, 1996
   Allowances deducted from assets to which they
   apply:
       Allowances for doubtful accounts and notes
         receivable                                    $ 2,372,000    1,202,000           97,000       (634,000)    3,037,000
                                                       ===========   ==========    =============    ===========     =========
       Deferred income and unamortized discounts       $   601,000      116,000         (116,000)         --          601,000
                                                       ===========   ==========    =============    ===========     =========
       Loan loss reserve                               $ 3,730,000    2,490,000          896,000     (1,276,000)    5,840,000
                                                       ===========   ==========    =============    ===========     =========
       Valuation allowance                             $ 1,286,000    3,341,000            --        (1,882,000)    2,745,000
                                                       ===========   ==========    =============    ===========     =========
Year ended November 30, 1995
   Allowances deducted from assets to which they
   apply:
       Allowances for doubtful accounts and notes
         receivable                                    $ 1,528,000    2,209,000            1,000     (1,366,000)    2,372,000
                                                       ===========   ==========    =============    ===========     =========
       Deferred income and unamortized discounts       $ 2,361,000        --            (681,000)    (1,079,000)(B)   601,000
                                                       ===========   ==========    =============    ===========     =========
       Loan loss reserve                               $ 3,534,000    1,271,000            --        (1,075,000)    3,730,000
                                                       ===========   ==========    =============    ===========     =========
       Valuation allowance                             $     --       1,581,000            --          (295,000)    1,286,000
                                                       ===========   ==========    =============    ===========     =========


Notes:

(A) Includes amounts that were distributed in connection with the spin-off of the commercial real estate investment and management business as follows:

              Allowances for doubtful accounts and notes receivable   $739,000
              Deferred income and unamortized discounts               $493,000
              Loan loss reserve                                     $1,996,000

(B)      Amortization of discounts and recognition of deferred income.

                               LENNAR CORPORATION



                                  EXHIBITS TO

                                    FORM 10K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                       FISCAL YEAR ENDED NOVEMBER 30, 1997

                               INDEX TO EXHIBITS
                                    EXHIBITS

3(a). Restated Certificate of Incorporation - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

3(b). Bylaws - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

10(a).   Amended and Restated Lennar Corporation 1997 Stock Option Plan.

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

10(g). Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997.

10(h). Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation - Incorporated by reference to Registration Statement No. 333-35671.

10(i). Plan and Agreement of Merger, dated as of June 10, 1997, between Lennar Corporation and Pacific Greystone Corporation - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

10(j). Amendment No. 1 to Plan and Agreement of Merger, dated as of October 31, 1997, between Lennar Corporation and Pacific Greystone Corporation
         - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

10(k). Credit Agreement, dated October 31, 1997, by and among Lennar Land Partners and the Lenders named therein and a Guaranty Agreement of Lennar Corporation, dated October 31, 1997.

10(l). Revolving Credit Agreement (Facilities A and B), dated October 31, 1997, among Lennar Corporation and Certain Subsidiaries and the First National Bank of Chicago, as agent.

10(m). First Amendment to Revolving Credit Agreement (Facilities A and B) dated January 20, 1998, among Lennar Corporation and Certain Subsidiaries and the First National Bank of Chicago, as agent.

10(n). Indenture, dated as of March 1, 1994, among Greystone Homes, Inc., Pacific Greystone Corporation, HLDC Acquisition Corp., Stonegrey Corporation, PGC Holdings, Inc., A-M Homes, a California Limited Partnership and U.S. Trust Company of California, N.A., as Trustee, relating to the 10-3/4% Senior Notes due March 1, 2004 of Greystone Homes, Inc. - Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996 for Pacific Greystone Corporation (which was acquired by Lennar Corporation on October 31, 1997), file number 1-11749.

13.      Pages 26 through 57 of the 1997 Annual Report to Stockholders.

21.      List of subsidiaries.

23.      Independent Auditors' Consents.

27.      Financial Data Schedule.