Form 10-Q
period 1998-02-28
LENNAR CORP
filed 1998-04-14
CIK 58696

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  FEBRUARY 28, 1998

Commission File Number:  1-11749

                               LENNAR CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      59-1281887
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

Common shares outstanding as of March 31, 1998:

         Common                                  43,503,594
         Class B Common                           9,918,631

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                                                        (UNAUDITED)
                                                                                        FEBRUARY 28,        NOVEMBER 30,
                                                                                           1998                 1997
-------------------------------------------------------------------------------------------------------------------------

ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                                           $        53,110            52,926
  Receivables, net                                                                             18,776            34,646
  Inventories                                                                                 952,394           806,975
  Operating properties and equipment, net                                                       8,661             8,598
  Investments in partnerships                                                                 132,169           108,064
  Other assets                                                                                121,394           127,631
                                                                                      ----------------------------------
                                                                                            1,286,504         1,138,840
FINANCIAL SERVICES                                                                            202,855           156,988
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                  44,754            47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                            $     1,534,113         1,343,284
------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                                              $       212,154           198,386
  Income taxes currently payable                                                                7,749            22,634
  Mortgage notes and other debts payable                                                      666,536           527,303
                                                                                      ----------------------------------
                                                                                              886,439           748,323
FINANCIAL SERVICES                                                                            145,619           108,506
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 44,754            47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                             1,076,812           904,285

STOCKHOLDERS' EQUITY:
  Common stock of $.10 par value per share,
      43,443 shares outstanding at February 28, 1998                                            4,344             4,322

  Class B common stock of $.10 par value per share,
      9,919 shares outstanding at February 28, 1998                                               992               994

  Additional paid-in capital                                                                  391,529           388,797
  Retained earnings                                                                            60,436            44,886
------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                      457,301           438,999
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      1,534,113         1,343,284
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                          THREE MONTHS ENDED
                                                                                                              FEBRUARY 28,
                                                                                                        1998              1997
     -------------------------------------------------------------------------------------------------------------------------------
     REVENUES:
        Homebuilding                                                                             $      408,538            207,847
        Financial services                                                                               31,097             23,288
        Limited-purpose finance subsidiaries                                                              1,077              1,320
     -------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                                                            440,712            232,455
     -------------------------------------------------------------------------------------------------------------------------------

     COSTS AND EXPENSES:
        Homebuilding                                                                                    368,984            193,625
        Financial services                                                                               26,740             14,225
        Limited-purpose finance subsidiaries                                                              1,077              1,314
        Corporate general and administrative                                                              6,289              3,355
        Interest                                                                                         10,617              3,854
     -------------------------------------------------------------------------------------------------------------------------------
              Total costs and expenses                                                                  413,707            216,373
     -------------------------------------------------------------------------------------------------------------------------------

     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                             27,005             16,082
     Income taxes                                                                                        10,802              6,272
     -------------------------------------------------------------------------------------------------------------------------------
     EARNINGS FROM CONTINUING OPERATIONS                                                                 16,203              9,810

     EARNINGS FROM DISCONTINUED OPERATIONS
           (net of income taxes of $6,149 in 1997)                                                            -              9,617
     -------------------------------------------------------------------------------------------------------------------------------
     NET EARNINGS                                                                                $       16,203             19,427
     -------------------------------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:
          Continuing operations                                                                  $          .30                .27
          Discontinued operations                                                                             -                .27
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $          .30                .54
     -------------------------------------------------------------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE:
          Continuing operations                                                                  $          .30                .27
          Discontinued operations                                                                             -                .27
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $          .30                .54
     -------------------------------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------------------------------------
     CASH DIVIDENDS PER COMMON SHARE                                                             $        .0125               .025
     -------------------------------------------------------------------------------------------------------------------------------
     CASH DIVIDENDS PER CLASS B COMMON SHARE                                                     $       .01125              .0225
     -------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                         THREE MONTHS ENDED
                                                                                                              FEBRUARY 28,
                                                                                                         1998           1997
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Earnings from continuing operations                                                       $     16,203             9,810
      Earnings from discontinued operations                                                                -             9,617
      Adjustments to reconcile net earnings to net cash used in operating activities:
         Depreciation and amortization                                                                 4,978             2,240
         Equity in earnings of partnerships                                                           (4,326)          (15,271)
         Gain on sales of other real estate                                                           (1,392)           (1,920)
         Deferred income taxes                                                                         3,000               489
         Changes in assets and liabilities, net of effect of acquisitions:
            Decrease in receivables                                                                   15,921             1,846
            Increase in inventories                                                                  (64,721)          (43,189)
            Increase in financial services loans held for sale or disposition                         (1,581)           (4,028)
            Decrease in accounts payable and accrued liabilities                                     (15,431)          (15,978)
            Decrease in income taxes currently payable                                               (14,885)           (7,421)
         Other, net                                                                                    1,811              (473)
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                                     (60,423)          (64,278)
   ------------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Operating properties and equipment:
           Additions                                                                                  (1,693)          (10,971)
           Sales                                                                                           6             4,001
      (Increase) decrease in investments in and advances to partnerships                             (18,599)           21,198
      Increase in financial services loans held for investment                                          (215)             (155)
      Purchases of investment securities                                                                   -           (47,476)
      Receipts from investment securities                                                                  -             9,725
      Acquisitions of businesses, net of cash acquired                                               (48,874)                -
      Other, net                                                                                        (424)             (814)
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                     (69,799)          (24,492)
   ------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit agreement                                                142,150            31,200
      Net repayments under financial services short-term debt                                         (1,037)          (22,379)
      Mortgage notes and other debts payable:
         Proceeds from borrowings                                                                      9,044            84,635
         Principal payments                                                                          (14,104)          (14,363)
      Limited-purpose finance subsidiaries:
         Principal reduction of mortgage loans and other receivables                                   2,869             2,467
         Principal reduction of bonds and notes payable                                               (2,634)           (2,481)
      Common stock:
         Issuance                                                                                      2,752               944
         Dividends                                                                                      (653)             (874)
   ------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                                 138,387            79,149
   ------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                                             8,165            (9,621)
      Cash and cash equivalents at beginning of period                                                62,599            60,670
   ------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                                                $     70,764            51,049
   ------------------------------------------------------------------------------------------------------------------------------

                       LENNAR CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                                       THREE MONTHS ENDED
                                                                                                          FEBRUARY 28,
                                                                                                     1998               1997
   ------------------------------------------------------------------------------------------------------------------------------
   Summary of cash and cash equivalent balances:

      Homebuilding                                                                              $     53,110            35,040
      Financial services                                                                              17,654            11,753
      Discontinued operations                                                                              -             4,256
   ------------------------------------------------------------------------------------------------------------------------------
                                                                                                $     70,764            51,049
   ------------------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
      Cash paid for interest, net of amounts capitalized                                        $      5,178             8,079
      Cash paid for income taxes                                                                $     20,303            19,364

   Supplemental disclosures of non-cash investing and financing activities:
      Purchases of inventory financed by sellers                                                $     10,200             5,800
   ------------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation, its wholly-owned subsidiaries and partnerships in which it holds a controlling interest (the "Company"). The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1997 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

As a result of the Company's spin-off of its commercial real estate investment and management business, including the Investment Division business segment, on October 31, 1997 (the "Spin-off"), the accompanying financial statements have been restated to reflect the Investment Division as a discontinued operation (see Note 3). Accordingly, the revenues and expenses of the Investment Division have been excluded from the respective captions in the consolidated condensed statement of earnings and have been reported as "earnings from discontinued operations" for the three months ended February 28, 1997.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 28, 1998 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2) BUSINESS SEGMENTS

The Company has two business segments: Homebuilding and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment. See
Note 3 regarding the discontinued Investment Division business segment.

Homebuilding operations include the construction and sale of single-family and multi-family homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land. The Company has a non-controlling 50% interest in Lennar Land Partners ("LLP"), a general partnership formed with LNR Property Corporation ("LNR") at the time of the Spin-off, to acquire, develop and sell land to Lennar, LNR and others. The Company manages the day-to-day operations of LLP and receives a management fee. On October 31, 1997, the Company completed a merger with Pacific Greystone Corporation. The merger expanded the Company's homebuilding operations in California and Arizona and provided the Company with operations in Nevada.

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and its subsidiaries. These companies provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell mortgage loans and mortgage-backed securities; perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

In prior years, the limited-purpose finance subsidiaries of the Financial Services Division placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings primarily from the cash flows generated by the related pledged collateral which includes a combination of mortgage notes, mortgage-backed securities and funds held by trustees. These limited-purpose finance subsidiaries are not considered a part of the financial services operations and are reported separately.

(3) DISCONTINUED OPERATIONS

On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The Spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. The Investment Division was involved in the development, management and leasing, as well as the acquisition and sale, of commercial and multi-family residential rental properties and land. The Investment Division also was a participant and manager in partnerships which acquired portfolios of commercial mortgage loans and real estate, and the Division invested in commercial mortgage-backed securities. The components of earnings from discontinued operations were as follows for the three months ended February 28, 1997 (unaudited):

             (IN THOUSANDS)
             -----------------------------------------------------------------
             Revenues                                        $       39,711
             Costs and expenses                                      21,101
             -----------------------------------------------------------------
             Operating earnings                                      18,610
             Interest                                                 2,844
             -----------------------------------------------------------------
             Earnings from discontinued operations
              before income taxes                                    15,766
             Income taxes                                             6,149
             -----------------------------------------------------------------
             Earnings from discontinued operations           $        9,617
             -----------------------------------------------------------------

(4) ACQUISITIONS

In February 1998, the Company acquired a Northern California homebuilder, Winncrest Homes, for $74 million (consisting of $58 million in cash, $9 million in Lennar common stock and assumption of $7 million of liabilities). Additionally, a joint venture was formed between Lennar Land Partners and a Winncrest entity to develop and sell finished homesites to third party builders as well as Lennar homebuilding operations. The Company financed the cash component of this transaction through borrowings under its existing revolving credit facilities. The Company accounted for this acquisition using the purchase method of accounting. At February 28, 1998, $24 million of the purchase price (cash of $15 million and Lennar common stock of $9 million) was payable to the seller. This consideration is expected to be paid in the second quarter of 1998.

(5) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of earnings. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 during the quarter ended February 28, 1998. Earnings per share for all prior periods presented have been restated to conform with SFAS No. 128.

The following table provides a reconciliation of the number of shares used in computing basic and diluted earnings per share for the periods indicated (unaudited):

                                                                                    THREE MONTHS ENDED
                                                                                        FEBRUARY 28,
         (IN THOUSANDS)                                                          1998                  1997
         -------------------------------------------------------------------------------------------------------
         Weighted average shares - basic                                        53,248                35,958
         Effect of potentially dilutive employee stock options                     909                   324
         -------------------------------------------------------------------------------------------------------
         Weighted average shares - diluted                                      54,157                36,282
         -------------------------------------------------------------------------------------------------------

(6) FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                       (Unaudited)
                                                                       February 28,            November 30,
         (IN THOUSANDS)                                                     1998                     1997
         --------------------------------------------------------------------------------------------------------
         ASSETS:
         Cash and receivables, net                              $            24,509                  14,993
         Mortgage loans, net                                                 20,308                  19,600
         Loans held for sale or disposition, net                            106,993                 106,020
         U.S. Treasury securities held-to-maturity                            9,461                       -
         Title plants                                                        15,917                     800
         Servicing acquisition costs                                          3,846                   2,471
         Other                                                               21,821                  13,104
         --------------------------------------------------------------------------------------------------------
                                                                $           202,855                 156,988
         --------------------------------------------------------------------------------------------------------
         LIABILITIES:
         Notes and other debts payable                          $            97,968                  86,936
         Other                                                               47,651                  21,570
         --------------------------------------------------------------------------------------------------------
                                                                $           145,619                 108,506
         --------------------------------------------------------------------------------------------------------

(7) SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

Greystone Homes, Inc. ("Greystone") is a wholly-owned subsidiary of the Company. Greystone is the obligor on 10.75% Senior Notes with a current aggregate principal amount of $124.8 million. The Notes were recorded at fair value of $138.2 million at the time of the merger between the Company and Pacific Greystone Corporation. The Notes are fully and unconditionally guaranteed by the Company. Separate financial statements and other related disclosures for Greystone are not presented, as the Company's management does not consider the information material to investors. Summarized financial information for Greystone for the periods indicated is presented below.

        SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                          FEBRUARY 28,           NOVEMBER 30,
        (IN THOUSANDS)                                                       1998                    1997
        --------------------------------------------------------------------------------------------------------
        ASSETS:
        Cash and cash equivalents                                     $      8,052                   5,565
        Inventories                                                        350,617                 330,568
        Goodwill, net                                                       45,039                  45,612
        Other assets                                                        37,740                  42,521
        --------------------------------------------------------------------------------------------------------
                                                                      $    441,448                 424,266
        --------------------------------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDER'S EQUITY:

        Accounts payable and other liabilities                        $     51,817                  47,460
        Intercompany payable to Lennar Corporation                          31,850                  19,600
        Notes payable                                                          152                   4,160
        Senior unsecured notes payable                                     136,625                 137,812
        --------------------------------------------------------------------------------------------------------
                                                                           220,444                 209,032
        Stockholder's equity                                               221,004                 215,234
        --------------------------------------------------------------------------------------------------------
                                                                      $    441,448                 424,266
        --------------------------------------------------------------------------------------------------------

        SUMMARY CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                    (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                                (PRO FORMA)
                                                                       FEBRUARY 28,              MARCH 31,
        (IN THOUSANDS)                                                     1998                     1997
        --------------------------------------------------------------------------------------------------------
        HOMEBUILDING REVENUES                                         $    139,767                 101,672

        COSTS AND EXPENSES:

        Costs of homes sold                                                109,648                  80,558
        Selling, general and administrative                                 17,778                  11,939
        Interest and other, net                                              2,724                   2,345
        --------------------------------------------------------------------------------------------------------
            Total costs and expenses                                       130,150                  94,842

        EARNINGS BEFORE INCOME TAXES                                         9,617                   6,830

        Income taxes                                                         3,847                   2,958
        --------------------------------------------------------------------------------------------------------
        NET EARNINGS                                                  $      5,770                   3,872
        --------------------------------------------------------------------------------------------------------

The pro forma results for the three months ended March 31, 1997 reflect all relevant purchase accounting adjustments relating to the Company's merger with Pacific Greystone Corporation.

(8) CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of February 28, 1998 and November 30, 1997 included $32.8 million and $41.9 million, respectively, of cash held in escrow for periods of up to three days.

(9) SUBSEQUENT EVENTS

In March 1998, the Company entered into an equity draw-down agreement with a major international banking firm (the "Firm") under which the Company will have the option to sell common stock, up to a value of $120 million, to the Firm in increments of up to $15 million per month.

On April 8, 1998, the Company announced it had signed an agreement or agreed in principal to acquire the properties of three separate companies. The approximate purchase prices, which are subject to adjustments, and locations of properties being acquired from each of the three companies are as follows: (1) $100 million for properties located primarily in San Diego, California, (2) $90 million for properties located throughout California and (3) $150 million and the assumption of $30 million of debt for homesites in Phoenix, Arizona and Southern California. Each of the transactions is subject to due diligence and if all three are completed, the aggregate consideration will include the issuance of approximately eight million shares of Lennar common stock, with the remainder to be paid in cash. All of the transactions are expected to close in the third quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1997 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the 1998 first quarter were $16.2 million, or $.30 per share (basic and diluted), compared to $19.4 million, or $.54 per share (basic and diluted), in 1997. The 1997 first quarter included net earnings of $9.6 million, or $.27 per share (basic and diluted), generated from the discontinued Investment Division segment. The Investment Division was part of the Company's commercial real estate investment and management business which was spun-off on October 31, 1997 through the distribution of the stock of LNR Property Corporation to existing Lennar stockholders. Earnings from continuing operations for the 1998 first quarter were $16.2 million, or $.30 per share (basic and diluted), compared to $9.8 million, or $.27 per share (basic and diluted), in 1997. Lennar's operating results for the 1998 first quarter reflect the addition of the operations of Pacific Greystone Corporation, which merged with the Company effective October

31, 1997, and the Company's 50% interest in earnings from Lennar Land Partners, a general partnership which was formed effective October 31, 1997 between the Company and LNR Property Corporation.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                                               THREE MONTHS ENDED
             (DOLLARS IN THOUSANDS, EXCEPT                                         FEBRUARY 28,
             AVERAGE SALES PRICES)                                          1998                  1997
             ------------------------------------------------------------------------------------------------
             REVENUES:
             Sales of homes                                            $   393,826              196,949
             Sales of land and other revenues                               10,386                8,861
             Equity in earnings from partnerships                            4,326                2,037
             ------------------------------------------------------------------------------------------------
             Total revenues                                                408,538              207,847

             COSTS AND EXPENSES:

             Cost of homes sold                                            314,470              161,041
             Cost of land and other expenses                                 8,890                4,967
             Selling, general and administrative                            45,624               27,617
             ------------------------------------------------------------------------------------------------
             Total costs and expenses                                      368,984              193,625
             ------------------------------------------------------------------------------------------------
             OPERATING EARNINGS                                        $    39,554               14,222
             ------------------------------------------------------------------------------------------------

             Gross profit - home sales                                 $    79,356               35,908
             Gross profit percentage                                          20.2%                18.2%
             S,G&A as a percentage of total
                  homebuilding revenues                                       11.2%                13.3%
             Average sales price                                        $  193,000              157,000
             ------------------------------------------------------------------------------------------------

             SUMMARY OF HOME AND BACKLOG DATA

                                                                                THREE MONTHS ENDED
                                                                                    FEBRUARY 28,
             DELIVERIES                                                      1998                 1997
             ------------------------------------------------------------------------------------------------
             Florida                                                           717                  612
             California                                                        468                   32
             Texas                                                             517                  471
             Arizona                                                           266                  142
             Nevada                                                             76                    -
             ------------------------------------------------------------------------------------------------
                                                                             2,044                1,257
             ------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                              FEBRUARY 28,
NEW ORDERS                                                1998          1997
------------------------------------------------------------------------------
Florida                                                   937           780
California                                                693            91
Texas                                                     573           437
Arizona                                                   280           147
Nevada                                                     75             -
------------------------------------------------------------------------------
                                                        2,558         1,455
------------------------------------------------------------------------------

BACKLOG - HOMES
------------------------------------------------------------------------------
Florida                                                 1,515          1,373
California                                              1,212             98
Texas                                                     724            404
Arizona                                                   468            252
Nevada                                                    117              -
------------------------------------------------------------------------------
                                                        4,036          2,127
------------------------------------------------------------------------------
BACKLOG - DOLLAR VALUE (IN THOUSANDS)        $        790,833        350,616
------------------------------------------------------------------------------

Homebuilding revenues increased in the first quarter of 1998 to $408.5 million from $207.8 million in 1997. This increase was primarily attributable to a greater number of home deliveries and an increase in the average sales price. Home deliveries increased to 2,044 in the current quarter from 1,257 for the same period in the prior year. The increase in home deliveries was primarily reflective of the Company's expanding presence in California. The average sales price of homes delivered during the 1998 first quarter was $193,000 compared to $157,000 in 1997. The higher average sales price was due to a greater percentage of deliveries in the California market, which has higher average priced homes. The fourth quarter 1997 merger with Pacific Greystone (which has operations primarily in California) significantly contributed to the increases in both new home deliveries and the average sales price of homes delivered.

Gross margin percentages on home sales increased in the first quarter of 1998 to 20.2% from 18.2% in 1997. This increase was primarily attributable to a greater percentage of new home deliveries in the California market, where the Company currently generates higher average gross margins.

Sales of land and other revenues in the first quarter of 1998 were $10.4 million compared to $8.9 million in 1997. This increase was primarily due to higher third party land sales in 1998 of $8.1 million compared to $6.8 million in 1997. Gross margin percentages from sales of land were 17.1% and 31.2% for the 1998 and 1997 first quarters, respectively. Margins achieved on sales of land may vary from period to period. Equity in earnings from partnerships increased to $4.3 million in the first quarter of 1998 from $2.0 million in the first quarter of 1997. This increase was primarily attributable to the Company's share of earnings from Lennar Land Partners, which was formed in the fourth quarter of 1997.

Selling, general and administrative expenses were $45.6 million in the first quarter of 1998 compared to $27.6 million in the first quarter of 1997. The higher level of expenses in 1998 was primarily attributable to the addition of Pacific Greystone's operations and the increased level of sales activity resulting from the Company's expansion. Selling, general and administrative expenses, as a percentage of homebuilding revenues, decreased to 11.2% in the first quarter of 1998 from 13.3% in the first quarter of 1997 due primarily to the increase in revenues.

At February 28, 1998, the Company's backlog of sales contracts increased to 4,036 compared to 2,127 contracts a year earlier. The increase in backlog was primarily attributable to an increase in new orders combined with the addition of Pacific Greystone's backlog. The acquisition of Winncrest Homes in February 1998 also contributed to the increase in backlog, adding 235 homes at February 28, 1998. The dollar value of contracts in backlog increased 126% to $790.8 million at February 28, 1998 from $350.6 million a year earlier.

FINANCIAL SERVICES
The following table presents the selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                       THREE MONTHS ENDED
                                                           FEBRUARY 28,
(DOLLARS IN THOUSANDS)                                1998             1997
------------------------------------------------------------------------------
Revenues                                         $    31,097           23,288
Costs and expenses                                    26,740           14,225
------------------------------------------------------------------------------
Operating earnings                               $     4,357            9,063
------------------------------------------------------------------------------
Dollar volume of mortgage loans originated       $   174,461           67,819
------------------------------------------------------------------------------
Number of mortgage loans originated                    1,384              597
------------------------------------------------------------------------------
Principal balance of servicing portfolio         $ 3,077,298        3,236,862
------------------------------------------------------------------------------
Number of loans serviced                              41,600           41,400
------------------------------------------------------------------------------

Operating earnings in the first quarter of 1998 were $4.4 million compared to $9.1 million in 1997. Operating earnings in the 1997 first quarter included $5.6 million relating to the Financial Services Division's investment in commercial real estate mortgage-backed securities, partnerships and commercial loans ("Distributed Investments") which were distributed as part of the spin-off of the Company's commercial real estate investment and management business in 1997.

Excluding the 1997 operating results related to the Distributed Investments, operating earnings increased $0.9 million in the 1998 first quarter compared to the corresponding period in 1997. The increase was primarily attributable to higher mortgage profits and increased earnings from the Division's title insurance business. Mortgage loan originations increased to $174 million in the 1998 first quarter from $68 million in the same quarter of 1997. This increase was attributable to a combination of: (1) a greater capture rate of Lennar homebuyers, (2) a higher volume of homebuilding deliveries, and (3) a higher average sales price of homes delivered. The Division's title insurance business provided increased operating earnings due primarily to greater contributions from Regency Title in Houston.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses increased to $6.3 million in the 1998 first quarter from $3.4 million in the first quarter of 1997. The higher level of expenses in 1998 was primarily attributable to the addition of Pacific Greystone's operations and the Company's expansion. Corporate general and administrative expenses as a percentage of total revenues was 1.4% in the first quarter of both 1998 and 1997.

INTEREST EXPENSE

In the first quarter of 1998, interest expense was $10.6 million compared to interest expense from continuing operations in the first quarter of 1997 of $3.9 million. The increase in interest expense was primarily attributable to an increase in the amount of previously capitalized interest charged to expense due to a greater number of homes delivered and land sales in 1998.

DISCONTINUED OPERATIONS
On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. Net earnings from the Company's discontinued operations for the first quarter of 1997 were $9.6 million, or $.27 per share (basic and diluted).

(2) PRO FORMA RESULTS OF OPERATIONS

The following pro forma results of operations for the 1997 first quarter give effect to the spin-off of the Company's commercial real estate investment and management business, the merger with Pacific Greystone Corporation and the formation of Lennar Land Partners, all of which were completed on October 31, 1997, as if such transactions had occurred at the beginning of the period. Lennar Corporation pro forma results were derived from the three months ended February 28; Pacific Greystone Corporation pro forma results were derived from the three months ended March 31. The following pro forma information is presented to show results of operations for the 1998 and 1997 first quarters on a more comparable basis. The following pro forma financial information for the 1997 first quarter is not necessarily indicative of the results of operations which would have been reported if the transactions had occurred on the dates or for the periods indicated.

The 1998 actual and 1997 pro forma first quarter results of operations were as follows (unaudited):

                                                                                THREE MONTHS ENDED
                                                                                            FEBRUARY 28/
                                                                        FEBRUARY 28,          MARCH 31,
             (IN THOUSANDS)                                                 1998                1997
            -------------------------------------------------------------------------------------------------
            REVENUES:
            Homebuilding                                            $      408,538              304,822
            Financial services                                              31,097               11,746
            Limited-purpose finance subsidiaries                             1,077                1,320
            -------------------------------------------------------------------------------------------------
                Total revenues                                      $      440,712              317,888
            -------------------------------------------------------------------------------------------------

            OPERATING EARNINGS:
            Homebuilding                                            $       39,554               24,404
            Financial services                                               4,357                3,314
            Limited-purpose finance subsidiaries                                 -                    6
            -------------------------------------------------------------------------------------------------
                Total operating earnings                                    43,911               27,724

            Corporate general and
              administrative expenses                                        6,289                5,222
            Interest expense                                                10,617                4,692
            -------------------------------------------------------------------------------------------------
            EARNINGS BEFORE INCOME TAXES                                    27,005               17,810
            Income taxes                                                    10,802                7,350
            -------------------------------------------------------------------------------------------------
            NET EARNINGS                                            $       16,203               10,460
            -------------------------------------------------------------------------------------------------

HOMEBUILDING
Homebuilding revenues increased in the first quarter of 1998 to $408.5 million from $304.8 million (pro forma) in 1997. Revenues were higher due to a greater number of home deliveries and an increase in the average sales price. New home deliveries increased to 2,044 homes in the current quarter from 1,705 homes (pro forma) for the same period in the prior year. The greatest increases in deliveries were generated from growth in the California and Florida homebuilding markets. The average sales price on homes delivered increased to $193,000 in 1998 from $175,000 (pro forma) in 1997. The higher average sales price was primarily due to a greater percentage of deliveries in the California market, which has higher average priced homes. The Company recorded land sales totaling $8.1 million and $1.8 million (pro forma) in 1998 and 1997, respectively.

Gross margin percentages on home sales increased in the first quarter of 1998 to 20.2% from 18.8% (pro forma) in 1997. This increase was primarily attributable to increased margins in the Company's California market. Gross margins from land sales totaled $1.4 million, or 17%, and $0.8 million, or 46% (pro forma), in 1998 and 1997, respectively. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues decreased in the quarter to 11.2% in 1998 from 11.6% (pro forma) in 1997. This improvement was primarily attributable to the increase in revenues in 1998.

FINANCIAL SERVICES
Operating earnings for the Financial Services Division increased in the quarter to $4.4 million in 1998 from $3.3 million (pro forma) in 1997. Mortgage loan originations increased to $174 million in the first quarter of 1998 from $68 million in the same quarter of 1997. This increase was attributable to a combination of: (1) a greater capture rate of Lennar homebuyers, (2) a higher volume of homebuilding deliveries, and (3) a higher average sales price of homes delivered.

The title insurance business also added to the Division's overall performance, as contributions from Regency Title Company in Houston began to take effect. North American Title is expected to make a greater impact in subsequent quarters as its volume increases throughout the year.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues decreased in the quarter to 1.4% in 1998 from 1.6% (pro forma) in 1997. The reduction in expenses as a percentage of revenues was largely attributable to the increased revenues in 1998.

INTEREST EXPENSE
During the first quarter of 1998, interest incurred was $11.0 million and interest expense was $10.6 million. This compares to interest incurred of $7.9 million (pro forma) and interest expense of $4.7 million (pro forma) in the first quarter of 1997. The increase in interest expense was primarily the result of higher debt levels due to the Company's expansion and an increase in the amount of previously capitalized interest charged to expense due to a greater number of homes delivered and land sales in the quarter.

(3) LIQUIDITY AND FINANCIAL RESOURCES

In the first quarter of 1998, $60.4 million in cash was used in the Company's operating activities compared to $64.3 million in the corresponding period in 1997. In the first quarter of 1998, $64.7 million of cash was used to increase inventories through land purchases, land development and construction, $15.4 million was used to reduce accounts payable and other liabilities, and $14.9 million was used to reduce current income taxes payable. These uses of cash were partially offset by $15.9 million in cash collected from receivables during the quarter. In the 1997 first quarter, cash flow used in operating activities related primarily to $43.2 million of cash used to increase inventories through land purchases, land development and construction, $16.0 million used to reduce accounts payable and other liabilities, and $7.4 million used to reduce current income taxes payable.

Cash used in investing activities totaled $69.8 million in the first quarter of 1998, compared to $24.5 million in the corresponding period in 1997. In the 1998 first quarter, $48.9 million of cash was used in the acquisitions of businesses and $18.6 million was used to increase the Company's investments in partnerships. In the first quarter of 1997, $47.5 million of cash was used to purchase investment securities by both the discontinued Investment Division and the Financial Services Division and $11.0 million was used to purchase operating properties and equipment, primarily by the discontinued Investment Division. These purchases were partially offset by $9.7 million of sales and principal payments provided by the Company's portfolio of investment securities and $21.2 million of cash provided by the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit agreement. At February 28, 1998, the Company had unsecured revolving credit facilities in the aggregate amount of $600.0 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At February 28, 1998, $518.7 million was outstanding under the Company's revolving credit facilities, compared to $376.5 million outstanding at November 30, 1997. The increase was a result of the Company's continued growth, including acquisitions. In March 1998, the Company amended the unsecured revolving credit facilities, increasing the amount to $650.0 million.

In February 1998, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time to time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds are expected to be used for general corporate purposes, which may include the repayment of debts, acquisitions and other general corporate purposes.

In March 1998, the Company entered into an equity draw-down agreement with a major international banking firm (the "Firm")under which the Company will have the option to sell common stock, up to a value of $120 million, to the Firm in increments of up to $15 million per month. Proceeds are expected to be used in conjunction with potential acquisitions of assets and businesses. The Company has filed a prospectus supplement to the shelf registration statement regarding this agreement. No other securities have been offered for sale under the shelf registration statement as of March 31, 1998.

Based on the Company's current financial condition and financial market resources, Lennar believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

PART II. OTHER INFORMATION

ITEMS 1-3. NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following matters were resolved by vote at the April 7, 1998 annual meeting of stockholders of Lennar Corporation:

         (1) The following members of the Board of Directors were re-elected to hold office until 2001:

             Irving Bolotin
             Leonard Miller

         Other directors whose term of office continued after the meeting:

             Jonathan M. Jaffe
             Sidney Lapidus
             Reuben S. Leibowitz
             Stuart A. Miller
             Arnold P. Rosen
             Steven J. Saiontz

         (2) The Company's stockholders approved the Lennar Corporation 1997 Stock Option Plan with 116,974,155 votes cast in favor, 6,115,323 votes cast against and 215,664 shares present but abstaining.

         (3) The Company's stockholders approved the Lennar Corporation 1998 Incentive Compensation Plan with 127,650,483 votes cast in favor, 1,047,063 votes cast against and 66,882 shares present but abstaining.

         (4) The Company's stockholders approved an amendment to the Company's Certificate of Incorporation which requires that a merger, consolidation or business combination in which holders of Common Stock and holders of Class B Common Stock receive different consideration be approved by holders of a majority of the outstanding shares of Common stock with 122,173,108 votes cast in favor, 1,070,777 votes cast against and 82,757 shares present but abstaining.

ITEM 5. NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

            (27) Financial Data Schedule.

         (b) Reports on Form 8-K: A report on Form 8-K dated December 18, 1997 was filed by the Registrant providing pro forma financial information reflecting the merger of Lennar Corporation with Pacific Greystone Corporation, the spin-off of LNR Property
              Corporation and the transfer of assets to Lennar Land
              Partners, a general partnership formed between Lennar Corporation and LNR Property Corporation.

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

                                                       LENNAR CORPORATION
                                                 -------------------------------
                                                          (Registrant)

Date:  APRIL 14, 1998                            /S/       BRUCE GROSS
                                                 -------------------------------
                                                           Bruce Gross
                                                     Chief Financial Officer




Date:  APRIL 14, 1998                            /S/    DIANE J. BESSETTE
                                                 -------------------------------
                                                        Diane J. Bessette
                                                            Controller

                                  EXHIBIT INDEX


     EXHIBIT                      DESCRIPTION


         27            FINANCIAL DATA SCHEDULE