Form 10-K
period 1998-11-30
LENNAR CORP
filed 1999-03-01
CIK 58696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                         -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

         As of February 23, 1999, registrant had outstanding 48,417,506 shares of common stock and 9,848,562 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 47,988,014 shares of common stock and 29,701 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $1,152,425,160, were held by non-affiliates of the registrant.

Documents incorporated by reference:

Related
Section                                     Documents
--------------------------------------------------------------------------------
     II Pages 18 through 48 of the Annual Report to Stockholders for the year ended November 30, 1998.

     III Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 1999.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

       Lennar Corporation (together with its subsidiaries, the "Company") is one of the nation's premier homebuilders and is a provider of residential financial services. The Company's homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land. The purchase, development and sale of residential land is conducted through its own efforts and its partnership interests. The financial services operations provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential mortgage loans and mortgage-backed securities, perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

       On October 31, 1997, the Company (i) distributed to the Company's stockholders all of the stock of LNR Property Corporation ("LNR"), to which the Company had transferred its commercial real estate investment and management activities, (ii) acquired Pacific Greystone Corporation through a merger and
(iii) transferred a portion of its land inventory to Lennar Land Partners, of which the Company owns 50% and LNR owns 50%.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in two industry segments - homebuilding and financial services. The financial information related to these industry segments and the discontinued Investment Division segment is contained in the financial statements incorporated by reference to pages 28 through 46 of the Company's 1998 Annual Report to Stockholders.

NARRATIVE DESCRIPTION OF BUSINESS

                                  HOMEBUILDING

The Company and its predecessor have been building homes since 1954. The Company believes that since its acquisition of Development Corporation of America in 1986, it has delivered more homes in Florida each year than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in Dallas, Texas. In 1992, it started homebuilding operations in Houston, Texas. During 1995, the Company entered the California homebuilding market through the acquisition of Bramalea California, Inc. and expanded in this market in 1996 through the acquisition of Renaissance Homes, Inc. and through several partnership investments. During 1996, the Company significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). During 1997, the Company continued its expansion in California through homesite acquisitions and additional partnership investments. Additionally during 1997, the Company further expanded its operations in the California and Arizona homebuilding markets and entered the Nevada homebuilding market with the acquisition of Pacific Greystone Corporation. During 1998, the Company acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, and acquired a Northern California homebuilder, Winncrest Homes. The Company has constructed and sold approximately 151,000 homes to date.

The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona, these activities are conducted through Lennar Homes of Arizona, Inc. and Greystone Homes, Inc. In Texas, these activities are conducted through two subsidiaries, one of which does business as Lennar Homes of Texas, Inc. and Houston Village Builders, Inc. Homebuilding activities in California are principally conducted through Lennar Homes of California, Inc., Lennar Renaissance, Inc., Greystone Homes, Inc. and Winncrest Homes. In Nevada, these activities are conducted through Greystone Homes, Inc.

       The Company, through its own efforts and its partnership interests, is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

         The Company primarily sells single-family attached and detached homes. The homes are targeted primarily at first-time homebuyers, move-up homebuyers and, in some communities, active adults. The average sales price of a Lennar home was $194,000 in fiscal 1998.

CURRENT HOMEBUILDING ACTIVITIES

       The table on the following page summarizes information about the Company's recent homebuilding activities:


                             HOMEBUILDING ACTIVITIES

                                                           HOMESITES AT NOVEMBER 30, 1998
                                                     --------------------------------------
                           Homes delivered             Homes completed or
                           in years ended              under construction
                             November 30,            -----------------------     Sold homes
                    -----------------------------               Available for      not yet
Region              1998       1997      1996         Sold(1)      sale          started(1)
------------------- --------- --------- ---------    ---------- ------------     ----------

Florida              3,761     3,367     3,363         825           488            719

California           3,029       587        58       1,123           619             25

Texas                2,484     2,075     1,832         575           599            128

Arizona/Nevada       1,503       673       715         479            75            226
                    --------- --------- ---------    ---------- ------------     ----------
      Totals        10,777     6,702     5,968       3,002         1,781          1,098
                    ========= ========= =========    ========== ============     ==========

                                                   HOMESITES AT NOVEMBER 30, 1998
                                  --------------------------------------------------------------------

                                   LENNAR CORPORATION             PARTNERSHIPS
                                  ------------------------------------------------------------------
                                      Estimated number           Estimated number
                                    of homes that could        of homes that could
                                     be constructed on        be constructed on land
                                    land currently owned         currently owned or
                                     or controlled(2)(4)      controlled(2)(3)(4)(5)        Total
                                  ------------------------   --------------------------   owned and
Region                             Owned     Controlled           Owned      Controlled   controlled
-------------------               ---------- -------------    ------------- -----------   -----------

Florida                            6,600     2,800                17,000        2,800        29,200

California                        12,800       800                14,600        6,500        34,700

Texas                              6,200       900                 4,300           --        11,400

Arizona/Nevada                     2,900     1,100                   600           --         4,600
                                  ---------- -------------   -------------- -----------   ----------
      Totals                      28,500     5,600                36,500        9,300        79,900
                                  ========== =============   ============== ===========   ==========

         Notes:

(1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.

(2)      Based on current management estimates, which are subject to change.

(3) As of November 30, 1998, one of the Company's partnerships had equity interests in other partnerships that owned and controlled approximately 10,600 homesites for sale to the Company and other builders.

(4) Includes homesites that are currently designated for sale to other builders.

(5) Represents partnerships and similar entities in which the Company has less than a controlling interest and are accounted for by the equity method.

MANAGEMENT AND OPERATING STRUCTURE

         The Company balances its local operating structure with centralized corporate-level management. The Company's local managers, who have significant experience in the homebuilding industry generally and in their respective markets, are responsible for operating decisions regarding land identification, home design, construction and marketing. Decisions related to overall Company strategy, acquisitions of land and businesses, financing and disbursements are centralized at the corporate level.

PARTNERSHIPS AND SIMILAR ENTITIES

       The Company views partnerships and similar entities as a means to both expand its market opportunities and manage its risk profile. Typically, the Company acts as the general partner and the day-to-day manager.

         In October 1997, the Company, directly and through LNR, transferred to Lennar Land Partners, which is 50% owned by the Company and 50% owned by LNR, parcels of land or interests in land and other assets which had a total book value on the Company's books of approximately $372.4 million. The Company has an agreement with Lennar Land Partners under which, for a fee, the Company administers all its day-to-day activities, including overseeing planning and development of properties and overseeing sales of land to the Company and other builders. The Company is reimbursed for costs incurred related to these activities and certain other costs incurred on behalf of Lennar Land Partners. Such reimbursements totaled $7.7 million in 1998. In addition, the Company, in the ordinary course of business, purchases developed land at market prices from Lennar Land Partners. During the year ended November 30, 1998, Lennar Land Partners had land sale revenues of $224 million, of which $91 million was from sales to the Company. An Independent Directors Committee, comprised of non-employee members of the Board of Directors of the Company and LNR, approves significant transactions of Lennar Land Partners.

PROPERTY ACQUISITION

       The Company continuously considers the purchase of, and from time to time acquires, land for its development and sales programs. These acquisitions may be made directly or through the Company's partnership interests. The Company generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages, most of the Company's land is not subject to mortgages. The majority of land acquired by partnerships is subject to purchase money mortgages.

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

COMPETITION

       The housing industry is highly competitive. In its activities, the Company competes with numerous developers and builders in and near the areas where the Company's communities are located, including homebuilders with nationwide operations. Competition is on the basis of location, design, quality, amenities and price. The Company is the largest homebuilder in Florida and a leading homebuilder in California, Texas, Arizona and Nevada. Some of the Company's principal competitors include Kaufman and Broad Home Corporation, Centex Corporation, D.R. Horton, Inc., Pulte Corporation and U.S. Home Corporation.

                               FINANCIAL SERVICES

       The Company's financial services subsidiaries provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell residential mortgage loans and mortgage-backed securities; perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

MORTGAGE ORIGINATION

       Through a financial services subsidiary, Universal American Mortgage Company, the Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others from offices located in Florida, California, Arizona, Texas and Nevada. In 1998, loans to buyers of the Company's homes represented approximately 77% of the Company's $1.0 billion of loan originations.

       The Company sells the loans it originates into the secondary mortgage market, generally on a non-recourse basis, and retains most of the servicing rights. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its loans held for sale with borrowings under the financial services subsidiaries' $200 million line of credit (secured by the loans and by certain servicing rights) or from Lennar Corporation when, on a consolidated basis, this enables the Company to minimize its overall cost of funds.

MORTGAGE SERVICING

       The Company generates earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 1998, it had a servicing portfolio of approximately 41,000 loans with an unpaid principal balance of approximately $3.2 billion.

TITLE INSURANCE AND CLOSING SERVICES

       The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others. It provided these services in connection with approximately 123,000 real estate transactions during 1998. The Company provides these services through Universal Title Insurors in Florida, Regency Title in Texas, TitleAmerica Insurance in Florida and Texas and North American Title, which was acquired in 1998, in California, Arizona and Colorado.

STRATEGIC TECHNOLOGIES

          During 1996, the Company formed Strategic Technologies, Inc. to provide cable television and alarm monitoring services to residents of Lennar communities and others. At November 30, 1998, the Company had approximately 5,300 cable television subscribers and approximately 5,300 alarm monitoring customers in Florida and California.

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

                              RELATIONSHIP WITH LNR

        In connection with the transfer of the Company's commercial real estate investment and management business to LNR, and the spin-off of LNR to the Company's stockholders, the Company entered into an agreement which, among other things, prevents the Company from engaging at least until 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until 2002, in any businesses in which the Company was engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which the activities or anticipated activities of the Company and LNR overlapped). Specifically, the Company is precluded, at least until 2002, from engaging in the business of (i) acquiring and actively managing commercial or residential multi-family rental real estate, other than as an incident to, or otherwise in connection with, their homebuilding business, (ii) acquiring portfolios of commercial mortgage loans or real estate assets acquired through foreclosures of mortgage loans, other than real estate acquired as sites of homes to be built or sold as part of its homebuilding business, (iii) making or acquiring mortgage loans, other than mortgage loans secured by detached or attached homes or residential condominium units, (iv) constructing office buildings or other commercial or industrial buildings, other than small shopping centers, professional office buildings and similar facilities which will be adjuncts to its residential developments, (v) purchasing commercial mortgage-backed securities or real estate asset-backed securities or (vi) acting as a servicer or special servicer with regard to securitized commercial mortgage pools. The Company is not, however, prevented from owning or leasing office buildings in which it occupies a majority of the space; acquiring securities backed by pools of residential mortgages; acquiring an entity which, when it is acquired, is engaged in one of the prohibited activities as an incidental part of its activities; owning as a passive investor an interest of less than 10% of a publicly traded company which is engaged in a prohibited business; acquiring commercial paper or short-term debt instruments of entities engaged in one or more of the prohibited businesses; or owning an interest in, and managing, Lennar Land Partners.

       Although the Company and LNR are separate companies, Stuart Miller, the Company's President and Chief Executive Officer, is also Chairman of LNR, and Steven Saiontz, one of the Company's Directors, is the Chief Executive Officer and a Director of LNR. In addition, Leonard Miller owns stock which gives him voting control of both companies. There are provisions both in the by-laws of Lennar and in those of LNR requiring approval by an Independent Directors Committee of any significant transactions between the Company and LNR or any of its subsidiaries.

       The Company leases some office space, including its principal offices, from LNR. The two companies have been sharing certain computers and related equipment and computer service personnel. However, this arrangement expires in 1999.

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

       The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. Additionally, the climate and geology of some parts of Florida, California and Texas present risks of natural disasters that could adversely affect the homebuilding industry in those areas in general, and the Company's business in particular.

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

       The Company's title insurance agency subsidiaries must comply with applicable insurance laws and regulations. The Company's mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations.

       The Company's subsidiaries which underwrite title insurance are licensed in the states in which they do business and must comply with laws and regulations in those states regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                                   MARKET RISK

         The table on the following page provides information about the Company's significant derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For mortgage loans held for sale or disposition, mortgage loans, investments and mortgage notes and other debts payable, the table presents principal cash flows and related weighted average interest rates by expected maturity dates and estimated fair market value at November 30, 1998. Weighted average variable interest rates are based on the variable interest rates at November 30, 1998. For interest rate swaps and hedges, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market value at November 30, 1998. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1, 9 and 15 of Notes to Consolidated Financial Statements in Item 14 for a further discussion of these items and the Company's strategy of mitigating its interest rate risk.

                                                     Information Regarding Interest Rate Sensitivity
                                                     Principal (Notional) Amount by Expected Maturity
                                                                Average Interest Rate
                                            -------------------------------------------------------------------
                                                                                                                     Fair Market
                                                        Years Ending November 30,                                       Value
                                            ----------------------------------------------    There-                at November 30,
(DOLLARS IN MILLIONS)                       1999        2000      2001       2002     2003     after      Total         1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Financial Services:
     Mortgage loans held for sale or
      disposition, net:
           Fixed rate                       $    -         -         -          -        -     215.0     215.0              219.4
           Average interest rate                 -         -         -          -        -       7.0%        -                  -
     Mortgage loans and investments:
           Fixed rate                       $  6.8       0.3       1.3        0.4      1.5      16.3      26.6               26.4
           Average interest rate               5.8%      8.2%      6.9%       8.2%     6.7%      8.0%        -                  -

LIABILITIES
   Homebuilding:
    Mortgage notes and other debts
         payable:
           Fixed rate                       $ 13.7       7.7       0.7       0.2       2.5     367.6     392.4              372.8
           Average interest rate               6.4%      9.3%      9.3%     10.0%     10.0%      5.3%        -                  -
           Variable rate                    $  1.5         -         -     136.7         -         -     138.2              138.2
           Average interest rate               5.4%        -         -       6.4%        -         -         -                  -
   Financial Services:
      Notes and other debts payable:
            Fixed rate                      $  0.3       0.3       0.5         -         -         -       1.1                1.0
            Average interest rate              1.2%      0.3%      0.2%        -         -         -         -                  -
            Variable rate                   $227.5       1.4       1.4       1.4       0.5         -     232.2              232.2
            Average interest rate              6.4%      7.8%      7.8%      7.8%      7.8%        -         -                  -

OFF-BALANCE SHEET
   FINANCIAL INSTRUMENTS
     Homebuilding:
       Interest rate swaps:
            Variable to fixed - notional
              amount                        $    -         -         -     200.0         -         -     200.0               (6.4)
            Average pay rate                     -         -         -       6.1%        -         -         -                  -
            Average receive rate                                         30-day LIBOR
       Interest rate hedge:
            Notional amount                 $200.0         -         -         -         -         -     200.0              (15.6)
            Average pay rate                   5.8%        -         -         -         -         -         -                  -
            Average receive rate          10-year U.S. Treasury Note rate


                              CAUTIONARY STATEMENTS

         Certain statements contained in this Report may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such factors include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where the Company has developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and governmental regulations affecting the Company's operations.

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

         The residential homebuilding industry has, from time to time, experienced fluctuating lumber prices and supply, as well as shortages of labor and other materials, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or to inclement weather conditions could have an adverse effect upon the Company's operations.

         Inflation can increase the cost of building materials, labor and other construction related costs. Conversely, deflation can reduce the value of the Company's inventory and can make it more difficult to include the full cost of previously purchased land in home sale prices.

INTEREST RATES AND MORTGAGE FINANCING

         Virtually all of the purchasers of the Company's homes finance their acquisitions through third-party lenders or the Company's financial services subsidiaries. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, various proposals for changes in the federal income tax laws have been discussed, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, the Company's operating results may also be negatively affected. The Company's homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers permitting those customers to sell their existing homes and purchase homes from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's sales.

VARIABILITY OF RESULTS

         The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, among others (i) the timing of home closings; (ii) the timing of receipt of regulatory approvals for the construction of homes; (iii) the condition of the real estate market and general economic conditions; (iv) the cyclical nature of the homebuilding industry; (v) the prevailing interest rates and the availability of mortgage financing; (vi) pricing policies of the Company's competitors; (vii) the timing of the opening of new residential communities; (viii) weather and (ix) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to continue to vary from quarter to quarter.

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

YEAR 2000

         The Company does not believe the financial impact of being sure that all of its computer systems properly recognize the year 2000 will be material. However, it is possible the Company will be adversely affected by failure of vendors, subcontractors, suppliers or others with whom the Company does business to make their computer systems year 2000 compliant. Also, the Company could be adversely affected if governmental agencies are impeded because their computer systems are not year 2000 compliant. For additional information on the Year 2000 issue see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                    EMPLOYEES

       At November 30, 1998, the Company employed 4,094 individuals of whom 2,167 related to homebuilding operations and 1,927 related to financial services operations. Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

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

ITEM 3.    LEGAL PROCEEDINGS.

       The Company and certain subsidiaries are parties to various claims, lawsuits, legal actions and complaints arising in the ordinary course of business. Although the specific allegations in the lawsuits differ, in general the majority of the lawsuits assert that the Company failed to construct buildings in the community involved in accordance with plans and specifications and applicable construction codes, and seek reimbursement for sums allegedly necessary to spend to remedy the alleged construction deficiencies, or assert contract issues or relate to personal injuries. Suits of this type are common within the homebuilding industry. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

       Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 48 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

         Selected financial data is incorporated by reference to page 18 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 19 through 25 of the Company's 1998 Annual Report to Stockholders.

ITEM 7(A). MARKET RISK.

       For information on the Company's market risk, see Item 1.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 28 through 47 of the Company's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 23, 1999:


         NAME/POSITION                                     AGE            YEAR OF ELECTION
         -------------                                     ---            ----------------
Stuart A. Miller,
   President and Chief Executive Officer                     41                   1997
Bruce E. Gross,
    Vice President and Chief Financial Officer               40                   1997
Marshall H. Ames,
    Vice President                                           55                   1982
Jonathan M. Jaffe,
    Vice President                                           39                   1994
David B. McCain,
    Vice President, General Counsel and Secretary            38                   1998
Allan J. Pekor,
    Vice President                                           62                   1997
Diane J. Bessette,
    Controller                                               38                   1997
Waynewright Malcolm,
    Treasurer                                                35                   1997


        The year of election represents the year that the executive officer was elected to his/her current position.

         Mr. Stuart Miller (who is the son of Leonard Miller, the Chairman of the Board of Directors of the Company) has been President and Chief Executive Officer since April 1997. Prior to that, Mr. Miller held various executive positions with the Company and had been a Vice President since 1985. Mr. Miller is also the Chairman of the Board of LNR Property Corporation.

         Mr. Gross has been Vice President and Chief Financial Officer since 1997. Prior to joining the Company in 1997, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation since its inception in 1991.

         Mr. Ames has been a Vice President since 1982 and is also a Regional President in the Company's Homebuilding Division.

         Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in the Company's Homebuilding Division. Prior to 1994, Mr. Jaffe held executive positions with several of the Company's subsidiaries.

         Mr. McCain has been employed by the Company since 1998 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. McCain was employed at John Alden Asset Management Company for more than 10 years, where he last served as Vice President, General Counsel and Secretary.

         Mr. Pekor has held various executive positions with the Company since 1979. Mr. Pekor presently serves as Vice President of the Company and has served as President of Lennar Financial Services, Inc. since 1997.

         Ms. Bessette has been employed by the Company since 1995 and has been the Company's Controller since 1997. Prior to joining the Company, Ms. Bessette was employed as a Financial Senior Manager at the Holson Burnes Group, Inc. and before that, was employed by Price Waterhouse LLP.

         Mr. Malcolm joined the Company as Treasurer in 1997. Prior to joining the Company, Mr. Malcolm was employed as Director, Finance and Regulatory Affairs at Citizens Utilities Company.

ITEM 11.   EXECUTIVE COMPENSATION.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of this Report.

              1. The following financial statements are incorporated by
                 reference in Item 8:

                                                                            Page in 1998 Annual
                       Financial Statements                                  Report to Stockholders
                      -------------------                                  -------------------------
              Independent Auditors' Report                                              26

              Consolidated Balance Sheets as of November 30,
              1998 and 1997                                                             28

              Consolidated Statements of Earnings for the
              years ended November 30, 1998, 1997 and 1996                              29

              Consolidated Statements of Cash Flows for the
              years ended November 30, 1998, 1997 and 1996                              30

              Consolidated Statements of Stockholders' Equity
              for the years ended November 30, 1998, 1997
              and 1996                                                                  32

              Notes to Consolidated Financial Statements                                33


              2. The following financial statement schedule is included in this
                 Report:

                 Financial Statement Schedule                                  Page in this Report
                 ---------------------------                                    ------------------
              Independent Auditors' Report on Schedule                                 18

              II  -  Valuation and Qualifying Accounts                                 19


         Information required by other schedules has either been incorporated in the financial statements and accompanying notes or is not applicable to the Company.

              3. The following exhibits are filed with this Report or
                 incorporated by reference:

                  3(a). Amended and Restated Certificate of Incorporation, dated
                        April 28, 1998.

                  3(b). Bylaws - Incorporated by reference to Form 8-K dated
                        October 31, 1997, file number 1-11749.

                  10(a). Amended and Restated Lennar Corporation 1997 Stock
                         Option Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

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

                  10(g). Partnership Agreement by and between Lennar Land
                         Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                  10(h). Separation and Distribution Agreement, dated June 10,
                         1997, between Lennar Corporation and LNR Property Corporation - Incorporated by reference to Registration Statement No. 333-35671.

                  10(i). Credit Agreement, dated October 31, 1997, by and among
                         Lennar Land Partners and the Lenders named therein and a Guaranty Agreement of Lennar Corporation, dated October 31, 1997 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                  10(j). Revolving Credit Agreement (Facilities A and B), dated
                         October 31, 1997, among Lennar Corporation and
                         Certain Subsidiaries and the First National Bank of Chicago, as agent - Incorporated by reference to Annual Report on Form 10-K for the year ended
                         November 30, 1997.

                  10(k). First Amendment to Revolving Credit Agreement
                         (Facilities A and B) dated January 20, 1998, among Lennar Corporation and Certain Subsidiaries and the First National Bank of Chicago, as agent - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                  10(l). Indenture, dated as of March 1, 1994, among Greystone
                         Homes, Inc., Pacific Greystone Corporation, HLDC Acquisition Corp., Stonegrey Corporation, PGC Holdings, Inc., A-M Homes, a California Limited Partnership and U.S. Trust Company of California, N.A., as Trustee, relating to the 10 3/4% Senior Notes due March 1, 2004 of Greystone Homes, Inc. - Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996 for Pacific Greystone Corporation (which was acquired by Lennar Corporation on October 31, 1997), file number 1-11749.

                  10(m). Indenture, dated as of December 31, 1997, between
                         Lennar Corporation and First National Bank of Chicago, as trustee - Incorporated by Reference to Registration Statement No. 333-45527.

                  10(n). Equity Draw-Down Agreement, dated March 25, 1998,
                         between Lennar Corporation and HSBC James Capel Canada, Inc.

                  10(o). Voting Agreement, dated June 10, 1997, between Lennar
                         Corporation, Warburg Pincus Investors, L.P. and Pacific Greystone Corporation - Incorporated by reference to Form 8-K dated June 10, 1997, file number 1-11749.

                  10(p). First Supplemental Indenture, dated as of July 29,
                         1998, between Lennar Corporation and First National Bank of Chicago, as trustee (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018) - Incorporated by reference to Form 8-K dated July 24, 1998, file number 1-11749.

                         13. Pages 18 through 48 of the 1998 Annual Report
                             to Stockholders.

                         21. List of subsidiaries.

                         23. Independent Auditors' Consent.

                         27. Financial Data Schedule.

(b) Reports on Form 8-K filed during the quarter ended November 30, 1998. Not applicable.

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

                                      LENNAR CORPORATION

                                      /s/ STUART A. MILLER
                                      -----------------------------------------
                                      Stuart A. Miller
                                      President, Chief Executive Officer and
                                      Director
                                      Date:  February 25, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Principal Executive Officer:

Stuart A. Miller                                    /s/ STUART A. MILLER
President, Chief Executive Officer and Director     ----------------------------
                                                    Date: February 25, 1999

         Principal Financial Officer:

Bruce E. Gross                                      /s/ BRUCE E. GROSS
Vice President and Chief Financial Officer          ----------------------------
                                                    Date: February 25, 1999

         Principal Accounting Officer:

Diane J. Bessette                                   /s/ DIANE J. BESSETTE
Controller                                          ----------------------------
                                                    Date: February 25, 1999
         Directors:

Irving Bolotin                                      /s/ IRVING BOLOTIN
                                                    ----------------------------
                                                    Date: February 25, 1999

Jonathan M. Jaffe                                   /s/ JONATHAN M. JAFFE
                                                    ----------------------------
                                                    Date: February 25, 1999

R. Kirk Landon                                      /s/ R. KIRK LANDON
                                                    ----------------------------
                                                    Date: February 25, 1999

Sidney Lapidus                                      /s/ SIDNEY LAPIDUS
                                                    ----------------------------
                                                    Date: February 25, 1999

Reuben S. Leibowitz                                 /s/ REUBEN S. LEIBOWITZ
                                                    ----------------------------
                                                    Date: February 25, 1999

Leonard Miller                                      /s/  LEONARD MILLER
                                                    ----------------------------
                                                    Date: February 25, 1999

Arnold P. Rosen                                     /s/ ARNOLD P. ROSEN
                                                    ----------------------------
                                                    Date: February 25, 1999

Steven J. Saiontz                                   /s/ STEVEN J. SAIONTZ
                                                    ----------------------------
                                                    Date: February 25, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation (the "Corporation") as of November 30, 1998 and 1997 and for each of the three years in the period ended November 30, 1998, and have issued our report thereon dated January 8, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Lennar Corporation, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE  & TOUCHE LLP
Certified Public Accountants
Miami, Florida

January 8, 1999

                       LENNAR CORPORATION AND SUBSIDIARIES           SCHEDULE II

                        Valuation and Qualifying Accounts

                  Years ended November 30, 1998, 1997 and 1996

                                                                             Additions
                                                                     ---------------------------
                                                                       Charged       Charged
                                                        Beginning      to costs     (credited) to                      Ending
                     Description                         balance     and expenses  other accounts    (Deductions)      balance
------------------------------------------------------ -----------   ------------- --------------    -------------    -----------
Year ended November 30, 1998

   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
          receivable                                   $ 1,952,000      1,505,000       1,091,000         (473,000)     4,075,000
                                                       ===========   ============  ==============    =============    ===========
       Deferred income and unamortized discounts       $    85,000            --          146,000               --        231,000
                                                       ============= ============= ==============    =============    ===========
       Loan loss reserve                               $ 3,531,000       722,000              --        (1,163,000)     3,090,000
                                                       ============= ============= ==============    =============    ===========
       Valuation allowance                             $ 2,176,000            --          290,000         (563,000)     1,903,000
                                                       ============= ============= ==============    =============    ===========
       Deferred tax asset valuation
          allowance                                    $ 7,659,000            --              --                --      7,659,000
                                                       ============= ============= ==============    =============    ===========
Year ended November 30, 1997
   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
          receivable                                   $ 3,037,000       552,000               --       (1,637,000)(A)  1,952,000
                                                       ============= ============= ==============    =============    ===========

       Deferred income and unamortized discounts       $   601,000            --               --         (516,000)(A)     85,000
                                                       ============= ============= ==============    =============    ===========
       Loan loss reserve                               $ 5,840,000     1,220,000               --       (3,529,000)(A)  3,531,000
                                                       ============= ============= ==============    =============    ===========
       Valuation allowance                             $ 2,745,000     1,119,000               --       (1,688,000)     2,176,000
                                                       ============= ============= ==============    =============    ===========
       Deferred tax asset valuation
            allowance                                  $        --            --        7,659,000               --      7,659,000
                                                       ============= ============= ==============    =============    ===========
Year ended November 30, 1996

   Allowances deducted from assets to which they apply:

       Allowances for doubtful accounts and notes
           receivable                                  $ 2,372,000     1,202,000           97,000         (634,000)     3,037,000
                                                       ============= ============= ==============    =============    ===========

       Deferred income and unamortized discounts       $   601,000       116,000         (116,000)              --        601,000
                                                       ============= ============= ==============    =============    ===========
       Loan loss reserve                               $ 3,730,000     2,490,000          896,000       (1,276,000)     5,840,000
                                                       ============= ============= ==============    =============    ===========
       Valuation allowance                             $ 1,286,000     3,341,000               --       (1,882,000)     2,745,000
                                                       ============= ============= ==============    =============    ===========


(A) Includes amounts that were distributed in connection with the spin-off of the commercial real estate investment and management business as follows:

                 Allowances for doubtful accounts and notes receivable              $  739,000
                 Deferred income and unamortized discounts                          $  493,000
                 Loan loss reserve                                                  $1,996,000

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION

 3(a).        Amended and Restated Certificate of Incorporation, dated April
              28, 1998.

10(n). Equity Drawn-Down Agreement, dated March 25, 1998, between Lennar Corporation and HSBC James Capel Canada, Inc.

13.           Pages 18 through 48 of the 1998 Annual Report to Stockholders.

21.           List of subsidiaries.

23.           Independent Auditors' Consent.

27.           Financial Data Schedule.